Form 10-K
period 2024-12-31
Lineage Cell Therapeutics, Inc.
filed 2025-03-10
CIK 876343

T

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's common shares on the NYSE American on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $146.3 million.

The number of common shares outstanding as of March 4, 2025 was 228,356,290.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•
the potential that holders of outstanding warrants to purchase our common shares will exercise such warrants on a cash basis;
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
•
the potential scope and value of our intellectual property rights; and
•
the effects on our operations of the Israeli regional conflict and broader regional conflict, other geopolitical conflicts, political and economic instability, public health emergencies and macroeconomic conditions.

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

•
We are dependent on our third-party collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc to develop and commercialize RG6501 (OpRegen®). If our collaborators are not successful in developing and commercializing OpRegen and/or they terminate the collaboration, we will lose a significant source of potential revenue, development and potential regulatory approval of OpRegen may be significantly delayed, and we may not be successful in establishing an alternative strategic collaboration or pursuing independent development and commercialization of OpRegen.
•
Any failure or delay in the successful transfer of manufacturing process know-how by us to Roche or the inability of Roche to manufacture comparable cells could halt or delay the continued development of OpRegen.
•
We have incurred operating losses since inception, and we do not know if or when we will attain profitability.
•
Our investigational allogeneic cell therapies represent a novel approach to the treatment of serious medical conditions, which gives rise to significant challenges. Clinical development of our product candidates is a lengthy and expensive process with a high level of uncertainty as to timing and ultimate outcome. We may not be successful in identifying new product candidates and neither we nor our collaborators may succeed in developing or obtaining regulatory approval to market and sell any of our product candidates.
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
•
We may expend our limited resources to identify or pursue particular product candidates and fail to identify other new product candidates or to capitalize on other product candidates that may be more profitable or for which there is a greater likelihood of success.
•
If we fail to meet our obligations under our in-license agreements, we may lose our rights to key technologies on which our business depends.
•
All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel, and any event or condition, such as political and economic conditions in Israel, war, terrorist attacks or other armed conflicts, that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results. Further, our operations in Israel expose us to additional business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
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
•
Considerable uncertainty exists regarding how federal government policy and budget decisions will unfold under the new U.S. presidential administration and legislation and legislative, executive and regulatory proposals and actions may adversely affect our business.
•
Disruptions at the FDA and other government agencies, including due to a lack of funding, changes in leadership or significant personnel turnover, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and hinder our ability to raise additional capital.
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
•
Because developing cell therapy products is based on novel technologies that are unproven and may not result in approvable or marketable products, the lack of success, or perceived lack of success, of other companies developing or seeking to develop cell therapy products may adversely impact investor sentiment regarding our business and the market opportunities for our product candidates.
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
•
The market price of our common shares has been and may continue to be volatile.
•
Insiders continue to have substantial influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.
•
There is no assurance that we will be able to maintain compliance with the NYSE American’s continued listing standards, and failure to do so could result in the suspension of trading or delisting of our common shares, which could substantially impair our shareholders’ ability to sell their shares and our ability to raise additional capital.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or "off-the-shelf," cell therapies for serious neurological and ophthalmic conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, delivery and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generated cells with desired characteristics. Functional cells developed from such lineages and which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity.

Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications, which they have indicated they will do in Spring 2025. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below. In December 2023, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. In March 2024, we received written correspondence from the FDA, advising us that due to their significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol was still ongoing, which remained so throughout 2024. On January 31, 2025, the FDA informed us that we could proceed with the DOSED study and shortly thereafter we announced that we were initiating the study. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. UC San Diego Health, was named as the first participating site for the DOSED study. The DOSED study is expected to commence enrollment in the second quarter of 2025. See “Clinical Stage Cell Transplant Programs – OPC1,” below for additional information.

Our complete pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

•
OpRegen (RG6501), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, the GAlette Study, being conducted by Genentech, for the treatment of GA secondary to AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in a Phase 1b, multicenter, open -label safety trial, the DOSED study, which is designed to test the safety and utility of a novel spinal cord delivery device in subacute and chronic SCI patients. OPC1 continues to be evaluated in long-term follow-up from two completed Phase 1 and Phase 1/2a multicenter clinical trials in thoracic and subacute cervical SCI patients.
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of sensorineural hearing loss.
•
PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.
•
RND1, a cell transplant program for an undisclosed indication, currently being developed through a gene editing collaboration with Factor Biosciences Limited.
•
A proprietary hypoimmune cell line, which may have utility in additional central nervous system indications.

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development, or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop or partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Select Business Highlights

We and our partners have achieved numerous clinical, strategic and operational milestones.

•
Ongoing execution of Lineage’s contributions to our collaboration with Roche and Genentech for the development of OpRegen (RG6501) across multiple functional areas.
•
Entered into a separate Services Agreement with Genentech to further support development of OpRegen (RG6501), including: (i) activities to support the ongoing Phase 1/2a study and currently enrolling Phase 2a GAlette study; and (ii) additional technical training and materials related to our cell therapy technology platform to support commercial manufacturing strategies.
•
OpRegen (RG6501) Phase 1/2a clinical study 24-month visual acuity results featured at 2024 Retinal Cell & Gene Therapy Innovation Summit.

•
Roche announced receipt of RMAT designation from the U.S. FDA for OpRegen, for the treatment of GA secondary to AMD.
•
Submitted an IND amendment for OPC1 for the treatment of chronic and subacute spinal cord injury, and initiated activities to enroll SCI patients in the DOSED clinical study; currently targeting enrollment to commence in the second quarter of 2025.
•
Closed two separate financings totaling $44 million in gross proceeds; potential to receive an additional $36 million in gross proceeds upon the full exercise in cash of OpRegen clinical milestone-linked warrants, which each have an exercise price of $0.91 per share.
•
Created and hosted the 2nd Annual Spinal Cord Injury Investor Symposium in partnership with the Christopher & Dana Reeve Foundation with additional support from CIRM.
•
ReSonance (ANP1) preclinical results presented at 59th Annual Inner Ear Biology Workshop: ReSonance manufactured by a proprietary process, developed in-house, at clinical scale, with relevant in-vitro functional activity; Immediate-use, thaw-and-inject formulation durably engrafted in preclinical hearing loss models.

Business Strategy

Our initial goal is to address serious neurological and ophthalmic disorders by developing and advancing allogeneic, or “off-the-shelf,” treatments comprised of functional cells transplanted to the body. Our biological therapies are derived from the differentiation of pluripotent stem cells from established and self-renewing cell lines. We direct these pluripotent cells to become specific cell types, or combinations of the desired cell types, and use those differentiated cells as the treatment to restore diseased or diminished functions, such as impaired vision, loss of movement, sensation, or hearing.

To support the furtherance of our product candidates, we aim to generate or have generated in vitro and in vivo functional data to support human testing. In some cases, we may collaborate with strategic partners, external advisors, or consultants to support the development of our cell therapy technology.

A key area of focus is our continued execution under our collaboration with Roche and Genentech across multiple functional areas, including support for the ongoing Phase 2a multicenter clinical study of OpRegen in patients with GA secondary to AMD, as well as in the follow-up portion of our 24-patient Phase 1/2a multicenter clinical study of OpRegen, in patients with dry AMD.

We recently announced the initiation of the DOSED clinical study at our first contracted clinical site, UC San Diego Health, which will evaluate the safety and utility of a novel spinal cord delivery device to deliver OPC1, to the spinal parenchyma, in both subacute and chronic spinal cord injuries.

Our preclinical and research product candidates, ANP1 for hearing loss and PNC1 for vision loss due to photoreceptor dysfunction or damage, will continue to be evaluated for their scientific and commercial merit to determine the suitability of each program to advance into initial human testing.

Our efforts to broaden the application of our cell therapy platform and support long-term growth also include a strategic collaboration with Factor Biosciences for the development of a novel hypoimmune iPSC line, which will be evaluated for differentiation into cell transplant product candidates for CNS diseases and certain neurology indications. Through this collaboration we are developing a cell transplant therapy named RND1 for the treatment of an undisclosed indication. We believe this collaboration allows us to leverage our expertise to develop innovative cell transplant therapies by capitalizing on the convergence of directed cell differentiation and manufacturing with modern ex vivo gene editing technologies. Our former gene editing partner, Eterna Therapeutics, assigned this agreement to Factor in September 2024.

We have identified, and we may seek to develop, additional product candidates based on our cell replacement approach. We may elect to conduct these activities on our own or through various collaborative arrangements. We may utilize various types of pluripotent cell lines as starting material for our product candidates. Presently, our process development and manufacturing activities, including our current good manufacturing practice (“cGMP”) production of clinical trial material, are conducted at Cell Cure Neurosciences, Ltd., (“CCN”), our majority owned subsidiary.

Cell Therapy Technology Platform

We believe we are one of the leading companies in pluripotent, cell-based non-oncology product development, as evidenced by our proprietary directed differentiation processes for multiple cellular lineages, cell manufacturing capabilities and stage of clinical development across multiple programs. Pluripotent cells, which are widely published as capable of becoming any human cell type, have potential applications in many areas of medicine with large unmet patient needs, including certain age-related degenerative diseases, degenerative conditions, or traumatic injury. Our programs are built on a proprietary, cell technology platform that integrates process development, manufacturing capabilities, formulation, and administration. Our product candidates consist of functional cells that may be able to replace faulty or absent cells, attenuate disease progression, or facilitate tissue repair. We are currently in clinical development with two pluripotent cell-derived product candidates (RPE cells and oligodendrocyte progenitor cells), and preclinical and research development for two additional candidates (auditory neurons and photoreceptor cells). In addition, we are investing in additional edited and non-edited pluripotent cell lines and are considering the differentiation of those pluripotent cells into additional cell types that may have therapeutic benefits in other areas of unmet medical need.

Cellular therapies are often aimed at regenerating or replacing affected cells or tissues and therefore may have more durable, broader, or more suitable applicability than certain traditional pharmaceutical products which seek to influence a single molecular target or a group of biological pathways. Small molecules and biologic therapies that require systemic delivery into the body can have unexpected side effects that can limit their usefulness. When cell replacement is locally administered to a specific anatomical compartment, systemic side effects can be well-tolerated. Lineage’s cell therapy approach somewhat resembles transplant medicine, as it is focused on whether transplanted cells are retained or rejected by the body and whether the transplanted cells function as expected.

A key advantage of our approach is that it can provide us the opportunity to rapidly develop new programs without the extensive and costly steps traditionally required to develop a small molecule agonist or antagonist. Small molecule product development typically requires selection and validation of a drug target, followed by screening millions of molecules (e.g., a “library”) to identify hits, followed by chemical modification to develop a hit into a potent lead. The process of developing a new cell therapy from pluripotent lines can be comparatively faster because the target cell type is already “validated”, insofar as it is normally well-established in the literature as being the cell type which is dysfunctional or deficient in the patient and for which its’ identity and disease-related functional properties can be imitated.

A significant challenge broadly facing the cell therapy field is the ability to create a stable source cell line and cell product with the purity control, reproducibility, potency and other vital manufacturing attributes, and to do so at the scale and cost needed to adequately and profitably supply the addressable market population with broad penetration. We believe these features are vital to creating a successful allogeneic cell transplant product. We believe one of our key advantages is the progress we have made toward demonstrating these capabilities in a GMP environment with actual production lots, a necessary milestone which to our knowledge has not been reduced to practice by any of our competitors.

Figure 1. Lineage’s Internal cGMP Facility Capabilities

In addition to our corporate headquarters located in Carlsbad, California, we have a modern and innovative manufacturing facility in the Jerusalem Bio Park on the campus of the Hadassah University Hospital in Israel. That facility includes process development laboratories and a state-of-the-art, cGMP cell manufacturing facility. It is designed and equipped to run simultaneous cGMP processes as needed, and to produce a range of cell therapy products for human use in clinical trials as well as improve scalability for larger trials or potential commercialization (Figure 1). Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted in this facility.

Figure 2. Neuroscience Focused Cell Therapy Pipeline

Clinical Stage Cell Transplant Programs

OpRegen® (RG6501)

OpRegen is a RPE cell therapy in Phase 2a development for the treatment of GA secondary to AMD. Following subretinal delivery, OpRegen has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal structure and function. OpRegen is being developed under a worldwide collaboration between Lineage, Roche and Genentech. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for discussion on the Roche Agreement.

OpRegen has been granted Fast Track and RMAT designations from the FDA, which includes an expedited regulatory path with the ability for increased interfacing with the FDA during the clinical development process.

AMD is a gradual, progressive, deterioration of the macula, the small sensitive area in the center of the retina that provides clear, high-definition central vision. It is a leading cause of vision loss in people over the age of 65 in the developed world. According to a 2022 report in JAMA Ophthalmology, 18.34 million individuals in the U.S. 40 years and older (11.64%) were living with early-stage AMD and 1.49 million (0.94%) were living with late-stage AMD in 2019. As the area of atrophy begins to include the fovea (the center of the macula), patients may lose their central vision, making facial recognition, reading, and driving difficult or impossible, and may ultimately become legally blind. The exact cause of GA secondary to AMD is unknown, but is thought to result from multiple factors, such as genetics, age, smoking history, and environmental effects. There are two clinical presentations of AMD, the dry form, and the wet, or neovascular form (growth of abnormal new blood vessels). Dry AMD typically advances slowly toward GA as RPE cells and photoreceptors become dysfunctional and deteriorate over time. RPE cells support and nourish the retina by metabolizing waste by-products and producing a number of components essential for photoreceptor health and function. If the metabolic waste products accumulate, lesions known as drusen may result. Approximately 85-90% of AMD patients suffer from the dry form of AMD, for which there are only two FDA approved therapeutic options at this time, pegcetacoplan injection (SYFOVRE®) and avacincaptad pegol intravitreal solution (IZERVAY™). Both of these approved products are complement inhibitors, administered either monthly or every other month, and neither has clinically demonstrated improved or restored vision to date, which means patients may still experience gradual vision decline while on treatment. Additionally, dry AMD may also lead to wet AMD, a condition for which FDA-approved treatments are administered to inhibit the growth of new blood vessels. Physicians often recommend a healthy diet, exercise and/or nutritional supplements for dry AMD, but nutritional supplements have shown limited efficacy in delaying the onset of more progressive disease in longer-term studies. The schematics in Figures 3 and 4 show a representation of the process of drusen formation and the goal of cell replacement therapy.

Figure 3. Dry AMD involves the loss of retina cells, creating an area of GA, which causes impaired vision and blindness	Figure 4. OpRegen is an injection of RPE cells delivered to the retina, with the potential to replace lost retinal cells and/or preserve or restore vision

We believe one of the most promising approaches to treat GA secondary to dry AMD is to replace the layer of damaged RPE cells with new, healthy, and functional RPE cells manufactured from a well-characterized, allogeneic cell line, transplanted to the subretinal space around the area of GA. OpRegen is a cell replacement therapy derived from our pluripotent cell technology in which our proprietary directed-differentiation methods convert pluripotent stem cells into nearly pure populations of RPE cells. Using this method, OpRegen is grown free of any animal products and consists of human RPE cells with high yield and purity that can be transplanted directly into the patient’s eye, where the patient’s own RPE cells are missing or dysfunctional. The goal of the OpRegen therapeutic approach is to slow or halt disease progression and to preserve and/or restore visual function.

OpRegen is intended to be an allogeneic, or “off-the-shelf,” product provided to retinal surgeons, prepared in a ready-to-use “thaw-and-inject” form for transplantation. We believe OpRegen could have a lasting benefit from a single administration or may be administered every several years. This approach differs from other investigational agents, as well as from the two FDA-approved drugs for treatment of GA secondary to AMD, pegcetacoplan injection (SYFOVRE®) and avacincaptad pegol intravitreal solution (IZERVAY™), and approved agents currently marketed for wet AMD, such as ranibizumab (Lucentis®) and aflibercept (Eylea®). All of these approaches require repeated, frequent (monthly or every-other-month) intravitreal injections into the eye.

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

Results from the primary endpoint, the safety and tolerability at two years post OpRegen transplant suggest that OpRegen RPE cells were generally well-tolerated with an acceptable safety profile. Importantly, no unexpected ocular adverse events (AEs) were observed and those events that were observed were considered expected based on the surgical procedures involved in OpRegen administration, such as vitrectomy. Most AEs reported (Cohorts 1-3, 87%; Cohort 4, 93%) were mild in severity.

Phase 1/2a clinical study 24-month visual acuity results were presented at the 2024 Retinal Cell & Gene Therapy Innovation Summit in May 2024. Improvement in visual acuity and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was present at 12 months (primary endpoint) and persisted through 24 months. BCVA gains in Cohort 4 patients (less advanced GA than in other cohorts) measured at 12 months were sustained at 24 months following a single subretinal administration of OpRegen. Mean change in BCVA among treated eyes for patients (n=10) completing 2-year follow up was +5.5 letters (Early Treatment Diabetic Retinopathy Study (“ETDRS”) assessment). Effects were greater on average in the five (5) patients with extensive OpRegen coverage of atrophic areas at the time of surgical delivery. In these patients’ treated eyes, the mean change in BCVA was +7.4 ETDRS letters for those completing 2-year follow-up (n=5). Maintenance or improvements in external limiting membrane (“ELM”) and RPE drusen complex (“RPEDC”) structure on OCT were observed in five patients in Cohort 4 with extensive OpRegen coverage of atrophic areas at the time of surgical delivery. Mean improvement of RPEDC area compared with baseline was maintained in treated eyes from 12 months (+2.6 mm2; n=5) to 24 months (+2.6 mm2; n=4). In comparison, mean change in RPEDC area decreased in untreated fellow eyes from 12 months (-1.1 mm2; n=5) to 24 months (-2.8 mm2; n=4). Mean change in ELM area increased in treated eyes from 12 months (+0.4 mm2; n=5) to 24 months (+0.8 mm2; n=4). In comparison, mean change in ELM area decreased in untreated fellow eyes from 12 months (-1.3 mm2; n=5) to 24 months (-1.9 mm2; n=4). Overall, these data suggest that OpRegen RPE cells may counteract RPE cell dysfunction and loss in GA by providing support to the remaining retinal cells within atrophic areas and such effects are durable through at least 24 months after a single administration.

36 months of follow-up in 10 of 12 patients with data available and treated as part of Cohort 4 (patients who had better baseline vision and smaller areas of GA at baseline than earlier cohorts who were legally blind), have recently been analyzed. Despite dry AMD being an irreversible and degenerative disease leading to progressive vision loss, visual acuity gains and retinal structure improvements observed in OpRegen-treated eyes in the Phase 1/2 clinical study continue to persist, suggesting that OpRegen RPE cells may provide durable support to patients’ remaining retinal cells, including those near or within atrophic areas. Evidence of durable engraftment of OpRegen RPE cells has surpassed 5 years in the earliest-treated patients, supporting the potential for OpRegen to be a one-time treatment for patients with dry AMD. Overall, in the Phase 1/2a study (N=24), OpRegen continues to show an acceptable safety profile, which remains unchanged following inclusion of the recently-collected long-term follow-up safety data.

RG6501 (OpRegen) is currently being developed under an exclusive worldwide collaboration between us and Roche and Genentech. See “Collaborations—Roche Collaboration Agreement,” below.

In November 2022, Genentech launched a Phase 2a, multicenter, open-label, single arm clinical study of RG6501 (OpRegen), the GAlette study with patient enrollment initiated in March 2023. The study is intended to optimize subretinal surgical delivery and evaluate biological activity of OpRegen in up to 60 patients with GA secondary to AMD. The primary objectives of the study are to evaluate (i) the success of subretinal surgical delivery of OpRegen as measured by the proportion of patients with subretinal surgical delivery of OpRegen to target regions under the retina, and (ii) the safety of subretinal surgical delivery of OpRegen as measured by the incidence and severity of procedure-related adverse events at 3 months following surgery. The secondary objective is to evaluate the biological activity of OpRegen measured by the proportion of patients with qualitative improvement in retinal structure, as determined by Optical Coherence Tomography (SD-OCT) imaging, within 3 months following surgery.

OPC1

OPC1 is an oligodendrocyte progenitor cell therapy in Phase 1/2a development for the treatment of acute SCI. OPC1 has an extensive long-term safety profile and has been tested in two clinical trials to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years; and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects have been evaluated for at least 7 years. OPC1 is currently being tested in a phase 1 safety study of a novel delivery device, and in parallel, we are working on the design of a larger comparative clinical study. SCI occurs when the spinal cord is subjected to a severe crush or contusion injury, such as that caused by a car or motorcycle accident, and typically results in severe functional impairment, including limb paralysis, aberrant pain signaling, and loss of bladder and/or sexual function. There are approximately 18,000 new spinal cord injuries annually in the U.S. (NSCIC SCI Facts and Figures at a Glance (2023)), and there are currently no FDA-approved drugs specifically for the treatment of SCI, although methylprednisolone, a corticosteroid generally used as an anti-inflammatory drug, is sometimes prescribed on an off-label basis to reduce acute inflammation in the injured spinal cord immediately after injury. Approaches to treat this complex injury may include multiple mechanisms of action, such as biologics that preserve surviving neurons and stimulate new nerve axon outgrowth, suppression of lesion cavity formation at the injury site, generation of new blood vessels to repair the ischemic damage from injury, and myelination of the demyelinated and newly formed nerve axons. A potential therapeutic target in SCI is replacement of oligodendrocytes that are selectively lost at the injury site. As the sole source of the insulating protein myelin in the brain and spinal cord, oligodendrocytes wrap around nerve axons and allow the conduction of electrical impulses throughout the CNS, as shown in Figure 5.

Figure 5. Oligodendrocytes are the myelinating cells of the CNS and are critical for nerve signal conduction.

OPC1 is derived from our pluripotent cell technology under cGMP conditions using a directed differentiation method. These cells are stored frozen until ready for use and prepared for direct administration into the injured spinal cord. Based on preclinical studies, when OPC1 is transplanted into the injured spinal cord, the cells undergo further maturation to generate a replacement population of oligodendrocytes at the injury site that are capable of remyelinating denuded and newly formed nerve axons. Based on preclinical studies, prior to their maturation, the transplanted oligodendrocyte progenitor cells are believed to stimulate additional reparative processes, including promotion of neuron survival and nerve axon outgrowth, and induction of blood vessel formation in and around the injury site. In addition, OPC1 cells can migrate from the injection point to the injury site where they generate a supportive tissue matrix and suppress cavitation (Figure 6). Cavitation is a destructive process that occurs within the spinal cord following SCI, and typically results in permanent loss of motor and sensory function. A patient with cavitation can develop a condition known as syringomyelia, which results in additional neurological and functional damage to the patient and can result in chronic pain. Based on the multiple reparative properties associated with OPC1, we believe this candidate cell therapy product is ideally suited to treat neurological conditions such as SCI and other demyelination disorders of the CNS.

Figure 6. Suppression of spinal cavitation in a rat contusion model

The development of OPC1 has been supported by a $14.3 million clinical development grant from CIRM. We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below.

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

Figure 7. OPC1 Thoracic & Cervical Clinical Trials Overview

The FDA designated OPC1 as a RMAT for the treatment of subacute SCI. RMAT designation allows for an accelerated development pathway and includes the ability for increased interfacing with the FDA during clinical development. The FDA has also granted OPC1 Orphan Drug Designation, providing a pathway to possible market exclusivity.

In 2019, we transferred all cGMP manufacturing processes, including the establishment of cell banks and the OPC1 process development and manufacturing for clinical studies, to CCN, our cell therapy manufacturing facility. Improvements to the manufacturing process were performed to create enhancements to the starting material, production process and scale and to achieve greater purity of OPC1. We also developed a ready-to-use thaw-and-inject formulation of OPC1 to simplify logistics and handling at the point of care and eliminate dose preparation at the clinical site. We have also manufactured clinical batches based on the improved process in a thaw-and-inject formulation in preparation for a larger-scale, late-stage clinical trial.

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

In June 2023, we launched a newly created forum to discuss the recent innovation, advancements and challenges in the treatment of SCI: the 1st Annual Spinal Cord Injury Investor Symposium. In addition to CIRM, the sponsors and collaborators for this inaugural event included the Christopher & Dana Reeve Foundation, the Sanford Stem Cell Institute at the University of California San Diego, and AbbVie. The event presented an opportunity for an open and collaborative dialogue among leading therapeutic area experts in SCI, researchers, representatives from companies working to develop various treatment approaches for SCI, persons with lived experience, caregivers, advocacy organizations, investors, healthcare analysts, and members of the public and media. In 2024, we hosted the 2nd Annual Spinal Cord Injury Investor Symposium.

On February 11, 2025 we announced the initiation of our DOSED clinical study, to evaluate the safety and utility of a novel delivery device to deliver OPC1 to the spinal cord of patients with an SCI and UC San Diego Health, a CIRM Alpha Clinic, was named as the first participating study site. DOSED is a Phase 1b, open label, multi-center, device safety study, in 3-5 subacute and 3-5 stable chronic subjects with complete (ASIA Impairment Scale A) or incomplete (ASIA Impairment Scale B), traumatic, focal SCI affecting either cervical (C4-C7) or thoracic (T1-T10) vertebrae. The primary objective of this study is to evaluate the safety of a novel Manual Inject Parenchymal Spinal Delivery System (MI PSD System) to administer OPC1 to the spinal parenchyma. The primary endpoint is frequency and severity of the MI PSD System or injection procedure related adverse events (AEs) through 30 days (1 month). Secondary endpoints are frequency and severity of AEs through 90 days. Exploratory endpoints include measurements of neurological impairment and function, changes from baseline.

We are actively working on expanding our existing and establishing new collaborations with SCI patient engagement and advocacy organizations, to enhance awareness of SCI and elevate the patient’s voice in the treatment development process.

Preclinical and Research Cell Transplant Programs

Auditory Neurons

Our auditory neurons program, ANP1 was established in 2022 with the goal of advancing auditory neuron transplant therapy as a treatment option for hearing loss conditions. The initial focus of this program is on the treatment of auditory neuropathy spectrum disorders ("ANSD"), a group of conditions characterized by the loss of auditory neuron function where the sound is not transmitted properly from the cochlea (inner ear) to the brain. Based on our proprietary technology platform, we have developed a unique differentiation process for generating auditory neuron progenitor (“ANP”) cells. In February 2023, we entered into a collaboration with the University of Michigan and Yehoash Raphael, Ph.D., The R. Jamison and Betty Williams Professor of Otolaryngology, Department of Otolaryngology-Head and Neck Surgery and Lab Director at the University of Michigan Kresge Hearing Research Institute, where preclinical testing of ANP1 has been ongoing. Initial preclinical results have been positive, with a demonstrated ability to deliver ANP cells into specific target areas utilizing standard surgical tools as well as to establish initial engraftment into certain anatomical destinations and survival after transplantation. ANP cells were confirmed to retain the expression of neuronal-specific markers post-transplantation and additionally demonstrated the ability to migrate. These results support the advancement of ANP1 into its new phase of preclinical development, the evaluation of the long-term engraftment of ANP cells and their functional assessment in hearing loss.

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

Additional Research Programs

RND1

RND1 is a cell transplant candidate based on a novel hypoimmune iPSC cell line. RND1 is being developed in collaboration with our gene editing partner Factor Biosciences for the treatment of an undisclosed condition. We believe the hypoimmune iPSC cell line in development can provide a source of pluripotent cells for multiple product candidates in CNS diseases.

In February 2023, we entered into an option and license agreement with Factor (as assigned from Eterna) to develop engineered hypoimmune iPSC line that we will evaluate for differentiation into cell transplant product candidates for CNS diseases and certain indications, including RND1. We believe this collaboration allows us to leverage our expertise by capitalizing our directed cell differentiation and manufacturing capabilities with externally-sourced ex vivo gene editing technology. This is reflective of a portion of our corporate strategy which aims to capitalize on our process development capabilities by combining them with cell engineering and editing technologies to produce novel cell therapies with potentially superior product profiles compared to currently marketed therapies, if any.

In September 2023, we announced the initiation of certain development activities to generate a novel iPSC line under our agreement with Factor and our selection of specific gene edits for the initial product candidate to be developed by Factor. The edits include: the targeted deletion of the B2M gene, designed to reduce the immunogenicity of product candidates derived from the lines by inhibiting rejection by CD8+ T cells; the targeted insertion of the HLA-E gene, designed to overexpress HLA-E and prevent the allogeneic NK cell response; and a third undisclosed edit intended to confer clinical differentiation and a competitive advantage in the applicable indications. We expect that these edits may expand the edited cell lines’ overall utility, including for non-immune privileged or non-human leukocyte antigen ("HLA") matched indications and may further differentiate the cell line from others currently in use by competitors.

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

Based on the intercompany relationship between Lineage and CCN, Lineage is responsible for payment to the IIA (as defined below) approximately 24.1% of the upfront payment and of any future payments Lineage receives under the Roche Agreement, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of December 31, 2024, the aggregate cap amount was $95.4 million. In addition, pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, CCN, and Hadasit Medical Research and Development Ltd. (“Hadasit”), as amended, and a letter agreement entered into between CCN and Hadasit on December 17, 2021, Lineage is responsible for payment to Hadasit (i) a maximum of 21.5% of the upfront payment (subject to certain reductions) and of any milestone payments Lineage receives from Roche under the Roche Agreement, and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products) Lineage receives from Roche under the Roche Agreement. In accordance with the foregoing obligations, from the $50.0 million upfront payment Lineage received from Roche in January 2022, Lineage paid $12.1 million to the IIA and $8.9 million to Hadasit. See “Grants from Government Entities,” below, and Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information related to our obligations to the IIA and Hadasit.

In May 2024 we established a new Services Agreement with Genentech, a member of the Roche Group, to support ongoing development of OpRegen. Under this new agreement, Lineage agreed to provide additional clinical, technical, training and manufacturing services that further support the ongoing advancement and optimization of the OpRegen program. These additional services will be primarily funded by Genentech and include: (i) activities to support the ongoing Phase 1/2a study and currently-enrolling Phase 2a study; and (ii) additional technical training and materials related to Lineage’s cell therapy technology platform to support commercial manufacturing strategies.

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

Part of CCN’s research and development efforts have been financed, partially, through grants that it has received from the IIA and when we acquired our holdings in CCN, we undertook in writing, vis-à-vis the IIA, to comply with, and to ensure the compliance by CCN with, the Innovation Law. We therefore must comply with the requirements of the Innovation Law and related regulations. To date, through a series of separate grants beginning in 2007, CCN received a total of $15.4 million from the IIA to support the OpRegen program. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information.

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

In February 2024, we applied for clinical program funding from CIRM to support the DOSED clinical study. Later in February 2024, CIRM’s governing board determined to postpone acceptance of clinical funding applications submitted after January 31, 2024, in response to an unprecedented influx of applications and resulting review and budgetary issues. CIRM has announced that they anticipate opportunities for clinical funding to be re-opened in Spring 2025 and at that time we would plan to submit our grant applicant in support of our DOSED clinical study as part of that clinical funding program. However, no assurances can be given as to when CIRM will accept new clinical program funding applications or, if it does, that CIRM will accept our application for review or that it will award us any additional funding for the OPC1 program. See the risk factor titled, “We have relied on grant funding from CIRM to support clinical development of OPC1 and we may not be able to obtain additional CIRM funding, which could negatively impact our ability to advance clinical development of OPC1, as well as our operating results and financial condition. In addition, our profits from the sale of products resulting from CIRM-funded development, if any, will be reduced by amounts that we are required to pay CIRM,” in Item 1A. Risk Factors of this report.

Other Programs

We may elect to enter into collaborations for additional product candidates currently in development and which cover a range of therapeutic areas. Generally, these product candidates are based on the same pluripotent platform technology and would employ a similar guided cell differentiation and transplant approach as our current clinical-stage products.

Intellectual Property

We seek to protect and rely on our proprietary cell-based therapy platform technologies and associated development and manufacturing capabilities and derived product candidates with intellectual property through a variety of measures, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and processes for their manufacture, our platform technologies and any other inventions that are commercially important to the development of our business and, when appropriate, trade secret protection. We have sought, and intend to continue to seek, appropriate patent protection for important and strategic components of our proprietary technologies by filing patent applications in the United States and internationally. We may also file additional patent applications, when appropriate, to cover improvements on our manufacturing processes, clinical products, clinical product candidates, and related technologies. From time to time, we assess our patents and pending applications covering our products and product candidates. If we determine that any patents or patent applications no longer provide adequate or necessary protection, we may transfer or abandon such patents and patent applications to avoid incurring unnecessary costs.

To further protect our proprietary confidential information, know-how, and trade secrets, we require confidentiality agreements with our employees, consultants, vendors, collaborators and similar third parties. For example, we require our employees and consultants to execute confidentiality and invention assignment agreements upon accepting employment or entering into other relationships with us. We also implement internal policies and procedures to ensure protection of our proprietary confidential information including know-how and trade secrets through, for example, limited and restricted confidential access to this information.

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

OpRegen®

We solely own and have rights to U.S. and international issued patents and pending patent applications relating to OpRegen, including those in-licensed from Hadasit. Our solely owned pending patent applications include those relating to a cryopreserved thaw-and-inject formulation which, if issued, will have estimated patent expiration dates in 2038. The issued patents and pending patent applications, if issued, have expiration dates ranging from 2028 to 2042. Pursuant to the Roche Agreement, we have licensed these patent rights to Roche to further develop and commercialize RPE cell therapies, including OpRegen (see “—Collaborations—Roche Collaboration Agreement” above).

OPC1

We own numerous U.S. and international issued patents and pending patent applications that are relevant to neural cells, such as oligodendrocyte progenitor cells, that are directed to the differentiation of pluripotent stem cells, including human embryonic stem (“hES”) cells, into various neural cell types, as well as various culture and purification methods. These issued patents and pending patent applications include nine patent families directed to improved methods of producing oligodendrocyte progenitor cells, oligodendrocyte progenitor cell compositions, and methods of treatment of spinal cord injury using oligodendrocyte progenitor cells. These patent families include four U.S. patents directed to methods for producing oligodendrocyte progenitor cells, composition of oligogendrocyte progenitor cells and methods of treatment of spinal cord injury using oligodendrocyte progenitor cells. The estimated patent expiration dates of these nine patent families range from 2036 to 2046. The commercial success of OPC1 depends, in part, upon our ability to exclude competition for this product with the existing patent portfolio and new patent applications that may be filed, regulatory exclusivity, undisclosed know-how and/or trade secrets, or a combination of these exclusivity barriers to entry.

Auditory Neurons

We have ten pending patent applications for our ANP1 program which include two pending U.S. provisional patent applications and a pending U.S. utility patent application, six pending international patent applications and a PCT patent application. The pending U.S. utility application and the pending international applications if issued would have estimated patent expiration dates in 2043. It is anticipated that the pending provisional patent application will be converted to a PCT patent application in 2026. It is anticipated that the pending PCT patent application will be converted to a U.S. utility patent application and one or more international patent applications in 2026 and, if issued, would have estimated patent expiration dates in 2045.

Photoreceptors

We have rights to two patent families for our PNC1 program. These patent families include issued U.S. and international patents and pending patent applications. One of these patent families is owned by us and includes U.S. and international pending patent applications and issued patents with estimated patent expiration dates in 2036. The other patent family is jointly owned by us and Hadasit resulting from the collaborative efforts of Hadasit and CCN pursuant to the photoreceptor development program under the Second Amended and Restated License Agreement between Hadasit and CCN. This jointly owned patent family includes a pending U.S. utility patent applications and six international patent applications and, if issued, would have estimated patent expiration dates in 2043. We removed the photoreceptor development program from the scope of that license agreement in April 2024, and the pending U.S and international patent applications will continue to be jointly owned by us and Hadasit.

General Risks Related to Obtaining and Enforcing Patent Protection

Because patent applications are confidential until a patent application is published or a patent is issued, we may not know if our competitors have filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents or other proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in interference/derivation proceedings or litigation to determine the right to a patent. Litigation and interference/derivation proceedings are unpredictable and expensive, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events. Accordingly, there is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and be declared invalid in view of third-party patent applications and/or patents or through other proceedings before the U.S. Patent and Trademark Office such as post-grant reviews, reexaminations, and inter partes’ reviews or oppositions and other comparable proceedings in foreign jurisdictions. Litigation, interferences, oppositions, inter partes’ reviews or other proceedings are, have been and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. We may also face challenges to our patent and regulatory protections covering our products by third parties, including manufacturers of generics and biosimilars that may choose to launch or attempt to launch their products before the expiration of our patent or regulatory exclusivity. Litigation, interference, oppositions, inter partes’ reviews, administrative challenges or other similar types of proceedings are unpredictable and may be protracted, expensive and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, require us to seek a license for the infringed product or technology or result in the assessment of significant monetary damages against us that may exceed any amounts that we may accrue on our financial statements as a reserve for contingent liabilities. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products. Furthermore, payments under any licenses that we are able to obtain would reduce our profits derived from the covered products and services.

The enforcement of patent rights often requires litigation against third-party infringers, and such litigation can be costly to pursue. Even if we succeed in having new patents issued or in defending any challenge to issued patents, there is no assurance that our patents will be comprehensive enough to provide us with meaningful patent protection against our competitors.

Employees

As of December 31, 2024, we had 77 employees, of which 24 were employed by Lineage and 53 were employed by CCN and work in Israel. Of the 77 employees, 70 were employed on a full-time basis and seven were employed on a part-time basis. Nine employees hold Ph.D. degrees in one or more fields of science or doctorates in medicine. None of our employees are covered by a collective bargaining agreement.

Manufacturing

Manufacturing of pluripotent-derived products is complex and requires the use of innovative technologies to handle living cells. Manufacturing these products requires facilities specifically designed for and validated for this purpose and specific quality assurance and quality control procedures are necessary. Currently, all of our cGMP manufacturing processes, including cell banking, staff training, and product manufacturing for our cell therapy product candidates, are conducted at our internally-controlled facility at CCN. The facility, which includes process development laboratories and a cGMP manufacturing facility, is designed and equipped to enable simultaneous cGMP processes and to produce a range of cell therapy products for human use in clinical trials as well as at a scale suitable for commercial launch.

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

We obtain key materials required for the manufacture of our cell therapy product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key materials used in the manufacture of our cell therapy product candidates.

Licensed Technology and Product Development Agreements

Lineage has obtained the right to use various technologies that we believe have great potential in our product development efforts, and that may be useful to other companies that are engaged in the research and development of products for human therapeutic and diagnostic use.

Second Amended and Restated License Agreement

In June 2017, CCN entered into a Second Amended and Restated License Agreement (the “Hadasit License Agreement”) with Hadasit, pursuant to which Hadasit granted CCN an exclusive, worldwide, royalty bearing license (with the right to grant sublicenses) in its intellectual property portfolio of materials and technology related to human stem cell derived (i) photoreceptor cells and (ii) retinal pigment epithelial cells (collectively, the “Licensed IP”), to use, commercialize and exploit any part thereof, in any manner whatsoever in the fields of the development and exploitation of (i) human stem cell derived photoreceptor cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders (the "Photoreceptor Field"), and (ii) human stem cell derived retinal pigment epithelial cells, solely for use in cell therapy for the diagnosis, amelioration, prevention and treatment of eye disorders. The development and exploitation of human stem cell derived photoreceptor cells (“PR Development Program”) is governed by a Research Agreement (“PR Research Agreement”) made part of and attached to the Hadasit License Agreement.

As consideration for the Licensed IP, CCN paid a one time lump sum payment and will pay a royalty in the low single digits of net sales from sales of Licensed IP by any invoicing entity, and a low double digit percent of sublicensing receipts. In addition, CCN pays Hadasit an annual minimal non-refundable royalty.

CCN further agreed to pay Hadasit non-refundable milestone payments upon the recruitment of the first patient for the first Phase IIB clinical trial, upon the enrollment of the first patient in the first Phase III clinical trials, upon delivery of the report for the first Phase III clinical trials, upon the receipt of an NDA or marketing approval in the European Union (“EU”), whichever is the first to occur, and upon the first commercial sale in the United States or EU, whichever is the first to occur.

The Hadasit License Agreement was amended on November 30, 2017 (“First Amendment”) to update the original list of patent applications and issued patents for Licensed IP, and provide for reimbursement of certain costs associated with a patent not originally listed in the Hadasit License Agreement to CCN. The Hadasit License

Agreement was amended on December 1, 2019 to replace PR Research Agreement with a new PR Research Agreement (“New PR Research Agreement”) which included provisions with respect to the ownership of research results and intellectual property. The Hadasit License Agreement was further amended on December 17, 2021 by a letter agreement pursuant to which CCN is obligated to pay a maximum of 21.5% of any milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement) and up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. We removed the Photoreceptor Field from the scope of the Hadasit License Agreement, in April 2024.

The Hadasit License Agreement terminates upon the expiration of CCN’s obligation to pay royalties for all licensed products, unless earlier terminated. In addition, the Hadasit License Agreement may be terminated by (i) Hadasit if, among other reasons, CCN fails to continue the clinical development of the Licensed IP or fails to take actions to commercialize or sell the Licensed IP over any consecutive 12 month period, and (ii) by either party for (a) a material breach which remains uncured following a cure period, or (b) the granting of a winding-up order in respect of the other party, or upon an order being granted against the other party for the appointment of a receiver or a liquidator in respect of a substantial portion of such other party’s assets. The Hadasit License Agreement also contains mutual confidentiality obligations of CCN and Hadasit, and indemnification obligations of CCN.

WARF Agreements

We have rights to certain U.S. and international issued patents, pending patent applications, and stem cell lines with the Wisconsin Alumni Research Foundation (“WARF”) under a Commercial License and Option Agreement entered into between Lineage and WARF in January 2008 (the “2008 WARF Agreement”) and a Non-Exclusive License Agreement entered into between Asterias and WARF in October 2013 (the “2013 WARF Agreement”).

Under the 2008 WARF Agreement and the 2013 WARF Agreement, we have a worldwide non-exclusive license under certain WARF patents and WARF-owned primate (including human) stem cell lines for use in internal research, and to make, use and sell products that are used as research tools and products that are discovered or developed through our internal research using such patents and stem cell lines. We paid upfront license fees and have agreed to additional payments upon the attainment of specified clinical development milestones, royalties on sales of commercialized products, and, subject to certain exclusions, a percentage of any payments that we may receive from any sublicenses that we may grant to use the licensed patents or stem cell lines.

The 2008 WARF Agreement will expire on the date of the last to expire licensed patent and the 2013 WARF Agreement will continue with respect to licensed cell lines unless terminated by a party. We may terminate either or both of the 2008 and 2013 WARF Agreements at any time with prior written notice, and WARF may terminate the WARF Agreements only upon our breach. We have agreed to indemnify WARF and certain other designated affiliated entities from liability arising out of or relating to the death or injury of any person or damage to property due to the sale, marketing, use or manufacture of products that are covered by the licensed patents, licensed stem cell lines or inventions or materials developed or derived from the licensed patents or stem cell lines.

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

Phase 1 clinical trials are conducted in a small number of healthy volunteers or volunteers with the target disease or condition to assess safety and dosage, and to identify adverse effects. Phase 2 clinical trials are conducted with groups of patients afflicted with the target disease or condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary safety and preliminary efficacy, in which case it is referred to as a Phase 1/2 clinical trial. Phase 3 clinical trials are large-scale, multicenter, comparative trials and are conducted with patients afflicted with the target disease or condition in order to monitor adverse effects and provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend or terminate the clinical trial based upon the data which have been accumulated to that point and FDA's assessment of the risk/benefit ratio to the intended patient population. The clinical trial sponsor is required to report adverse events to the FDA and IRB in accordance with FDA laws and regulations. Monitoring of all aspects of the trial to minimize risks is a continuing process.

No action can be taken to market any therapeutic product in the U.S. until a New Drug Application (“NDA”) or Biologics License Application (“BLA”), as applicable, has been approved by the FDA. Submission of the application is not a guarantee that the FDA will find it complete and accept it for filing. If an application is accepted for filing, following the FDA’s review of safety and efficacy data compiled from clinical trials, the FDA may grant marketing approval, or deny the application by way of a complete response letter if it determines that the application does not provide an adequate basis for approval. FDA regulations also restrict the export of therapeutic products for clinical use prior to FDA approval. Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured or perform an establishment file review of the site. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with the requirements of current Good Manufacturing Practices (“cGMPs”) and adequate to assure consistent production of the product within required specifications including good tissue practices (“GTPs”) to the extent applicable. FDA's cGMP regulations detail minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packing of a drug product. FDA's GTP regulations and guidance documents govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require when applicable, evaluation of donors through screening and testing. To maintain compliance with cGMPs, GTPs, and good clinical practices ("GCPs"), an applicant must incur significant expenditure of time, money and effort in areas including, but not limited to, training, record keeping, production, and quality control.

To date, although there are clinical trials of pluripotent stem cell-derived therapeutic products ongoing, we do not believe that the FDA has granted marketing approval to any pluripotent stem cell-based therapeutic products, and it is possible that the FDA or foreign regulatory agencies may subject our product candidates to additional or more stringent review than drugs or biologics derived from other technologies.

The FDA offers several programs to expedite development of products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. A drug is eligible for designation as a Regenerative Medicine Advanced Therapy (“RMAT”) if: the drug is a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product or any combination product using such therapies or products, except for those regulated solely under Section 361 of the Public Health Service Act and part 1271 of Title 21, Code of Federal Regulations;; the drug is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition; and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.

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

Combination Products

Combination products are defined by the FDA to include products comprised of two or more regulated components or parts such as a biologic and a device. Combination products may be reviewed in a single application or in separate applications for the constituent parts. When regulated independently, drugs, biologics and devices each have their own regulatory requirements. However, the regulatory requirements for a combination product comprised of a biologic administered with a delivery device can be more complex because, in addition to the individual regulatory requirements for each component, additional combination product regulatory requirements may apply. The Office of Combination Products at the FDA coordinates the review of such products and determines the primary mode of action of a combination product. The definition and regulatory requirements for combination products may differ significantly among countries in which we may seek approval of our product candidates.

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

Privacy and Data Security Laws

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including data we collect about trial participants in connection with clinical trials. Accordingly, we are, or may become, subject to numerous data privacy and security requirements related to data privacy, security, and protection under federal, state, local, and foreign laws, regulations, guidance, and industry standards, many of which place restrictions on the Company's ability to transfer, access and use personal data across its business. Compliance with such requirements increases the cost and complexity of doing business and non-compliance may result in, among other penalties and sanctions, substantial monetary fines. The landscape of data privacy laws is evolving, with increasingly stringent regulatory frameworks related to personal data processing, which increase compliance obligations and exposure for noncompliance. In some jurisdictions violations may subject us to fines. For example, under the EU’s General Data Protection Regulation 2016/679 (“EU GDPR”), government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of a company’s annual global revenue, whichever is greater. Further, some laws allow individuals to initiate litigation related to processing of their personal data.

The laws to which we may be subject include privacy-specific laws at a state level such as the California Consumer Privacy Act of 2018 (“CCPA”). Other countries in which we operate also have general privacy obligations, including Israel’s Protection of Privacy Law 5741-1981, the EU GDPR, and the UK’s similar privacy law (“UK GDPR”). These non-US laws apply to processing of personal data of residents, and may apply to some of our activities. Some of our uses of personal information may be subject to specific privacy laws, such as the Telephone Consumer Protection Act or the CAN-SPAM Act. Obligations under these privacy laws may include data minimization, notification, consent, contractual provisions with third parties, restrictions on transfers from one country to another (such as restrictions under EU GDPR and UK GDPR of transfers of personal data to the US unless certain provisions have been met), and record keeping obligations. We are also subject to a complex patchwork of data security and breach notification laws, which exist at a state level in the US (in addition to obligations under HIPAA, discussed above), and also in laws outside of the US, such as GDPR and UK GDPR. Obligations under these laws may include notification in the event of a data breach; limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; implementing and maintaining technical and organizational safeguards for personal data. In addition to privacy and data security specific legislation, there are also enforcements brought under unfair and deceptive trade practice laws, such as Section V of the FTC Act. Regulators often issue guidance to assist companies, which guidance is frequently updated, and these guidance are relied on by enforcement bodies and courts.

There is a growing trend towards required public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to processing health data from clinical trials. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against the Company, harm to its reputation, and adversely impact its business and operating results. The uncertainty regarding the interplay between different regulatory frameworks further adds to the complexity that the Company faces with regard to data protection regulation. In addition, Israel’s Protection of Privacy Law 5741-1981 and the regulations promulgated thereunder impose certain obligations with respect to the manner personal data is processed, and government regulators may issue fines or sanctions for non-compliance.

In certain circumstances we may transfer personal information of EU individuals to the US. Often we rely on standard contractual clauses. These have been questioned by privacy advocates, which scrutiny has grown under the new US presidential administration, and their sufficiency be subject to legal review. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Israel) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders.

In addition, business practices in the healthcare industry have come under increased scrutiny, particularly in the U.S., by government agencies (e.g., the U.S. Federal Trade Commission (the “FTC”) and the U.S. Department of

Health and Human Services (“HHS”)) and state attorneys general, which continue to stress the intersection of health and privacy as a compliance and enforcement priority. Resulting investigations and prosecutions carry the risk of significant civil and criminal penalties. Of note is the increased enforcement activity by data protection authorities in various jurisdictions, particularly in the EU, where significant fines have been levied on companies for data breaches, violations of privacy requirements, and unlawful cross-border data transfers. In the U.S., the FTC has stepped up enforcement of data privacy with several significant settlements (including settlements concerning the downstream sharing of personal information and use and disclosure of personal health data) and there have been a material increase in class-action lawsuits linked to the collection and use of biometric data and use of tracking technologies.

Federal and State Fraud and Abuse Laws

A variety of federal and state laws prohibit fraud and abuse. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), the Department of Justice, the Office of Inspector General for the HHS, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, Medicaid Integrity Contractors and Zone Program Integrity Contractors. In addition, CMS conducts Comprehensive Error Rate Testing audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, legislation enacted in 2017, informally known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. In January 2025, the new U.S. presidential administration issued Executive Order 14148, which revoked Executed Order 14009 issued by the prior U.S. presidential administration in January 2021, which had initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. Considerable uncertainty exists regarding how federal government policy and budget decisions will unfold with respect to healthcare reform under the new U.S. presidential administration. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021 CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles and considerable uncertainty exists regarding how federal government policy and budget decisions will unfold with respect to drug pricing under the new U.S. presidential administration.

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

Major Sources of Revenues

The following table shows our major sources of revenues, as a percentage of total revenues, that were recognized during the years ended December 31, 2024 and 2023:

	Year ended December 31,
Sources of Revenues	2024	2023
Collaboration revenues	85.8%	84.8%
Royalties, license and other revenues	14.2%	15.2%

Our collaboration revenues for the years ended December 31, 2024 and 2023 are related primarily to the $50.0 million upfront payment from Roche under the Roche Agreement. Our royalties, license and other revenues for the years ended December 31, 2024 and 2023 represent cash flows generated under patent families that Asterias acquired from Geron and the Services Agreement with Genentech. See Note 3 (Revenue) and Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information.

None of our revenue for the years ended December 31, 2024 or 2023 were generated outside of the United States.

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

As mentioned above, some of our competitors have substantially greater financial and other resources than we have, such as larger research and development staff and well-established marketing and salesforces, or may operate in jurisdictions with lower standards of evidence to bring products to market. For example, we are aware that some of our competitors, including Abbvie, Novo Nordisk A/S, Bayer AG, Regeneron Pharmaceuticals, Santen Pharmaceuticals, Sana Biotechnology Inc., jCyte, Inc., Astellas Pharma Inc., and Apellis Pharmaceuticals Inc., may be conducting clinical trials for therapies that could compete with our cell therapy programs.

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

We are exposed to numerous risks associated with the Roche agreement, including Roche having sole control over the clinical development and commercialization of any Licensed Products developed under the agreement. The Roche agreement also prevents us from developing or commercializing retinal pigment epithelium cell therapies for the treatment of ocular disorders on our own or with any third party. Our collaboration with Roche involves risks that are different from the risks associated with independently advancing product candidates, including that Roche may have or develop economic or business interests that are inconsistent with ours; take actions contrary to our requests or objectives; take actions that reduce our return on investment for this collaboration; or take actions that harm our reputation.

Roche’s degree of control of the collaboration, clinical development and commercialization efforts may impact the payment amounts that we receive under the Roche agreement. For example, Roche may suspend development of OpRegen or other product candidates covered by the Roche agreement or decide not to pursue commercialization of OpRegen or such other product candidates at all, or it may agree to pay royalties to third parties or adopt a pricing model that reduces the amount of royalties we might otherwise expect. For example, in 2024, Roche announced that it decided to halt the development of some of its programs on the basis that such programs did not provide sufficient grounds for Roche to continue investing in the candidate.

We are expecting Roche to develop and commercialize the Licensed Products, and if Roche is not able to develop and commercialize the Licensed Products, determines not to continue to pursue development and commercialization of the Licensed Products, or determines to terminate the collaboration at any time in its sole discretion, which it has the right to do, we will not receive any future milestone or royalty payments under the agreement which would harm our business, business prospects, financial condition and results of operations. Even if Roche develops and commercializes the Licensed Products, Roche may not do so on the timelines we expect and the Licensed Products may not be commercially successful, each of which could harm our business, business prospects, financial condition and results of operations.

Roche may determine not to pursue development and commercialization and/or to terminate the collaboration, in its sole discretion, for many reasons, including:

•
delays in development, manufacture or clinical supply of OpRegen (see the risk factor titled, “The manufacture of our cell therapy product candidates is complex, highly regulated and subject to a multitude of risks. We have limited experience manufacturing our product candidates on a clinical scale and no experience manufacturing on a commercial scale. Any failure to manufacture our product candidates in sufficient quantities in accordance with applicable quality standards and regulatory requirements and at acceptable costs, may result in significant clinical development delays or impair our ability, or that of a strategic collaborator, to obtain approval for or commercialize our product candidates,” below);
•
Roche may conclude that clinical supply of OpRegen does not meet its internal standards;
•
Roche may believe that data generated in clinical trials for OpRegen may be negative, inconclusive, or do not otherwise demonstrate adequate safety, efficacy or clinical benefit to warrant further development or commercialization;
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
•
if we were to choose to pursue OpRegen development independently, we would need to work collaboratively with Roche to transfer the OpRegen program back to us, and such a transfer might take significant amounts of time, would be resource intensive and costly, and might not be feasible; and
•
it may adversely affect the interest of other third parties in pursuing strategic collaborations relating to our product candidates, including OpRegen, or technology or the terms of any such potential collaboration.

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

In addition, we are required under the Roche agreement to transfer certain manufacturing process know-how to Roche to facilitate manufacture of OpRegen and other potential Licensed Products for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. We have never completed such transfer and we can give no assurances that we will be successful in doing so. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and Roche will need to conduct significant development work to transfer these processes. In addition, we may be required to demonstrate the comparability of the cells generated by Roche with cells previously produced and used in testing. Any failure or delay in the successful transfer of manufacturing process know-how to Roche or the inability of Roche to manufacture comparable cells could halt or delay the continued development of OpRegen and other potential Licensed Products.

We have incurred operating losses since inception, and we do not know if or when we will attain profitability.

Our total operating losses for the fiscal years ended December 31, 2024 and 2023 were $21.5 million and $24.7 million, respectively, and we had an accumulated deficit of $403.5 million as of December 31, 2024. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future. Unless and until we or a third-party collaborator succeed in developing, obtaining regulatory approval for, and generating substantial revenue from sales of one or more of our product candidates, we do not expect to become profitable. All of our product candidates will require substantial additional development time and resources before we or any collaborator would be able to apply for or receive any regulatory approval to market and sell a product, and the timeline for and outcome of these development efforts is highly uncertain. We anticipate our operating losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates. We may never achieve profitability.

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

We are developing a pipeline of allogeneic cell therapy product candidates with cells that we create by applying proprietary differentiation protocols to established pluripotent cell lines and which must be transplanted into patients to replace or support cells that are dysfunctional or absent due to degenerative disease or traumatic injury. While there are over 200 cell types in the human body, not all of these cell types will represent product candidates. Allogeneic cell therapy is still an emerging area of therapeutic medical intervention, and as such, it is difficult to accurately predict the type and scope of challenges we and our collaborators may face during the identification and development of our product candidates. We and our collaborators face significant challenges and uncertainties associated with the identification, manufacture, preclinical and clinical development, regulatory approval pathway, and third-party payor coverage and reimbursement of our product candidates required for successful commercialization, including:

•
successfully identifying potential product candidates;
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

We will continue to spend a substantial amount of our capital on research and development, but we might not succeed in identifying or developing product candidates that are safe and effective for their target indications or commercially viable.

Our research and development activities are costly, time consuming, and their results are uncertain. We incurred research and development expenses amounting to approximately $12.5 million and $15.7 million during the fiscal years ended December 31, 2024 and 2023, respectively, and we expect to continue to incur substantial research and development expenses. If we successfully identify and develop a new technology or product candidates, refinement of the new technology or product and definition of the practical applications and limitations of the technology or product may take years and require large sums of money. Clinical trials of new therapeutic products, particularly those products that are regulated as biologics, drugs, or devices, such as our product candidates, are very expensive and take years to complete. Only a small percentage of therapeutic product candidates that enter the development process ever receive marketing approval. Even with substantial spending on research and development of our product candidates, they might not prove to be safe or efficacious in the human medical applications for which they are being developed, or they may prove too expensive to manufacture or otherwise fail to gain sufficient market acceptance to be commercially viable.

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

We believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our planned operations for at least twelve months after the issuance date of our consolidated financial statements included elsewhere in this report; however, these resources will not be sufficient to fund our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and seek regulatory approval of our product candidates and to commercialize products approved for marketing, if any. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our planned operations.

Until such time as we are able to generate sufficient revenues from product sales, royalties or license fees, if ever, we expect to fund our operations through equity offerings, debt financings or other third-party capital sources, including potentially new grants from governmental entities or strategic alliances, collaborations, licenses or other similar arrangements. However, additional capital may not be available to us when needed, on favorable terms, or at all, and any additional capital raised may not be sufficient to enable us to complete development or obtain regulatory approval of our product candidates or commercialize approved products, if any. Our past success in raising capital through equity offerings, strategic collaborations and grants from governmental entities should not provide any assurance that we will be successful in raising additional capital through any of those means when needed, or at all. We expect our ability to raise additional capital will depend not only on progress we and our collaborators make in developing our technologies and product candidates, but also on factors outside of our control that affect access to capital and conditions in the capital markets. A low trading volume, share price and market capitalization together with limited revenue and net losses, may make it difficult and expensive for us to raise additional capital through equity or debt financings. Our ability to obtain additional funds and the amount and type of financing available to us may be adversely impacted by unstable and unfavorable market conditions. Due to our significant operations in Israel, the ongoing Israeli regional conflict may also, directly or indirectly, adversely impact our ability to raise additional capital. An economic downturn, recession or recessionary concerns, potential for or actual U.S. government shutdowns, inflation, relatively high interest rates, public health emergencies, pandemics, geopolitical conflicts, terrorist attacks, global supply chain disruptions, natural or environmental disasters, strained relations between the U.S. and various other countries, social and political discord and unrest in the U.S. and various other countries can be expected to negatively impact financial markets. Volatility and deterioration in the financial markets and relatively high interest rates may make equity or debt financings more difficult, more costly or more dilutive and may increase competition for, or limit the availability of, funding from other third-party sources such as from strategic collaborations and grants from governmental and other entities. Our ability to obtain additional funds and the amount, type and terms of any potential financing may also be adversely affected by the performance of other companies perceived as comparable to us. For example, development setbacks or failures in cell therapies being developed by third parties could have a negative effect on potential investor or strategic collaborator sentiment for our technologies and product candidates.

As discussed elsewhere in this report, we issued warrants to purchase an aggregate of up to 41,447,372 of our common shares in connection with our November 2024 registered direct offering. Warrants to purchase up to 39,473,688 of our common shares have an exercise price of $0.91 per share and warrants to purchase up to 1,973,684 of our common shares have an exercise price of $0.95 per share, in each case, subject to customary adjustments. If the warrants are exercised in full on a cash basis, we would receive $37.8 million in gross proceeds. As of the filing date of this report, the trading price of our common shares is below the exercise prices of the warrants, and no assurances can be given that all or any portion of such warrants will be exercised, or if exercised, that they will be exercised on a cash basis. See also the risk factor below titled “The issuance of common shares upon exercise of warrants will cause immediate and substantial dilution to existing shareholders.”

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

We may seek additional capital through a variety of means, including equity offerings, debt financings or other third-party funding, including grants or new strategic alliances and licensing or collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Any debt capital financing may involve covenants that restrict our operations, including limitations on additional borrowing and on the use of our assets and may also include equity components, such as warrants, which could cause your ownership interests to be diluted. If we raise capital through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates and technology or grant licenses on terms that are not favorable to us compared to if we developed and commercialized a product candidate without a strategic collaboration. Any such arrangements may be dilutive to our ownership or economic interest in the products we develop, and we might have to accept royalty payments on product sales rather than receiving the gross revenues from product sales. See, for example, the terms of our agreement with Roche to develop and commercialize OpRegen. Grants from third parties may involve covenants that restrict our operations, require us to relinquish valuable rights in our products, technology and other intellectual property and may be dilutive to our economic interest in products and technologies we develop with such funding. For example, as discussed in Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report, pursuant to the terms of grants received by Cell Cure Neuroscience Ltd. (“CCN”) from the Israeli government, there are limitations on our ability to manufacture products and transfer or license technologies outside of Israel and considerable contingent financial obligations to the IIA with respect to products, technologies and intellectual property developed with the support of IIA grant funding, which includes the OpRegen program, and, as discussed below in this Risk Factors section, pursuant to the terms of a grant we received from CIRM in support of clinical development of OPC1, we have royalty payment obligations to CIRM based on net sales of products developed with the support of CIRM funding, if any.

Our ability to raise capital through equity or convertible debt financings may be limited by applicable rules of the SEC and NYSE American.

Our ability to raise capital through the sale of equity securities may be limited by various rules and regulations, including rules of the SEC, the NYSE American or any other securities exchange on which our common shares are listed, which place limits on the amount of securities that we may sell in certain circumstances or require shareholder approval to sell securities in excess of certain amounts. For example, we were required to obtain shareholder approval to sell our securities to Broadwood Capital in our November 2024 registered direct offering. Although such shareholder approval was obtained in this instance, no assurance can be given that our shareholders would approve any future capital raising transaction that requires their approval. We may have to forego opportunities to raise capital on favorable terms if we are limited by applicable rules and regulations, which may include requiring us to obtain shareholder approval.

Obtaining shareholder approval may be a costly and time-consuming process, and seeking shareholder approval could delay our ability to secure otherwise available capital, or cause us to miss such opportunities entirely, which may harm our business and prospects, and there is no guarantee our shareholders ultimately would approve a proposed transaction. We could face difficulties in soliciting a sufficient number of proxies from our shareholders to achieve a quorum at a shareholder meeting, particularly if the majority of our outstanding shares continues to be held by a large number of individual, retail investors, and may have to adjourn or postpone a shareholder meeting, which would further increase the time and expense of obtaining shareholder approval. If our shareholders do not approve a proposed offering and sale involving our equity securities, our ability to raise additional capital may be materially and adversely impacted, as well as our ability to pursue business opportunities where our common shares may be used as consideration, such as strategic transactions to expand our product pipeline, and to retain and recruit key personnel and other employees.

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

Our business depends on several critical technologies that are based in part on technology licensed from third parties. Those third-party license agreements impose obligations on us, including payment obligations and obligations to pursue development of commercial products under the licensed patents or technology. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products, and our ability to raise any capital that we might then need, could be significantly and negatively affected. If our license rights were restricted or ultimately lost, we would not be able to continue to use the licensed technology in our business. Our license agreements are discussed in more detail under “Licensed Technology and Product Development Agreements” in Item 1. “Business” above.

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

In addition, we may not be able to successfully integrate any acquired personnel, operations and technologies, or effectively manage the combined business following an acquisition. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. We also face risk of shareholder lawsuits in connection with acquisitions that can divert management’s focus from operating our business and result in significant legal and other expenses, which could harm our operating results and financial condition. For example, in 2023, we settled a putative shareholder class action lawsuit relating to our acquisition of Asterias after more than three years of litigation. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report. In addition, if an acquired technology, product candidate or other asset or business fails to meet our expectations, our business, financial condition and results of operations may be negatively affected. Additional risks we may face in connection with acquisitions include:

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

All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.

We or our collaborators, suppliers, CROs, other service providers, or other third parties on which we rely may experience interruptions to our operations, including the conduct of our research and development programs, clinical trials, and manufacturing operations, due to natural disasters, public health emergencies, geopolitical conflicts, political and economic instability, acts of terrorism, or hardware, software, telecommunication or electrical failures, which could significantly disrupt or harm our business.

Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, CCN, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are CCN employees who are based in the same facility. Accordingly, political and economic conditions in Israel and terrorist attacks, cyberattacks, war or other armed conflicts involving Israel could directly affect our business.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken to address the Israeli regional conflict, our operations at our CCN facility in Jerusalem have been impacted. Further, a number of our CCN employees in Israel are members of the military reserves and subject to call-up in response to regional instability. Male Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. A number of employees in Israel, including CCN’s chief executive officer, have been activated for military duty in the past and additional employees may also be activated, which could disrupt our operations. In addition, the general impact on employees operating in a region subject to instability could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from regional instability, those plans are limited and do not account for every possible scenario, and in addition, any long-term closure of our CCN facility, or if that facility were damaged, or if hostilities otherwise disrupt the ongoing operation of our facility or if a meaningful number of employees are unable to work for significant portions of time, our operations would be materially and adversely impacted. It is currently not possible to predict the scope, duration or severity of present or future regional instability or its effects on our operations, financial condition or operating results. Instability in the region can rapidly evolve, and could materially adversely impact our business and operations, as well as the overall economy in Israel and the value of the New Israeli Shekel.

Our operations are vulnerable to significant disruption if a natural disaster, public health emergency, terrorist attack, cyber attack, war or other armed conflict, power outage or any other sudden, unforeseen and severe event or condition damages, destroys or otherwise prevents us from using, or disrupts normal operations at, our CCN facility. For example, a natural disaster, explosion, cyber attack, fire or prolonged power outage could result in damage to or destruction of materials and equipment that are critical for our research and manufacturing operations, including our cell banks, or otherwise prevent us from conducting product testing or manufacturing sufficient clinical supplies, which would delay the advancement of our programs and materially harm our business, operating results, prospects, or financial condition. Our cell therapy product candidates are manufactured by starting with cells which are stored in the form of a master cell bank. While we have taken precautions to safeguard our cell banks from catastrophic events and we take precautions when transporting our cell banks, it is possible that we could lose one or more master cell banks and have our manufacturing severely impacted by the need to replace a cell bank. The disaster recovery and business continuity plans we currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Any natural or man-made disaster affecting our CCN facility or employees could materially harm our business.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could adversely affect our operations. Ongoing and revived hostilities or other Israeli regional political or economic factors could harm our operations, product candidate development and results of operations. Although Israel has entered into various agreements with Egypt, Jordan, the Palestinian Authority and with various states in the Persian Gulf, there has been a continuous unrest and terrorist activity with varying levels of severity. In addition, Israel faces threats from more distant neighbors, in particular, Iran and Iran-backed militia groups, which have heightened since the October 2023 attacks on Israel. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. In the event that hostilities disrupt the ongoing operation of our Jerusalem facility, our operations may be materially adversely affected.

Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, such as CCN. Several other countries have suspended relations with Israel and additional countries may impose restrictions on doing business with Israel and Israeli companies, whether as a result of ongoing instability or hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies, research institutions and consumers to boycott Israeli goods and cooperation with Israeli-related entities based on Israel’s military operations including in Gaza and Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to obtain supplies necessary to our manufacturing operations, cooperate with research institutions and collaborate with other third parties. Any hostilities involving Israel, any interruption or curtailment of trade or scientific cooperation between Israel and its present partners, or a significant downturn in the economic or financial condition of Israel could adversely affect our business, financial condition and results of operations. We may also be targeted by cyber terrorists specifically because CCN is an Israeli-related company. See also the discussion in this Risk Factors section under “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

CCN has received Israeli government grants for certain of its research and development activities. The terms of these grants may require us to seek approvals and to satisfy specified conditions to manufacture products and transfer or license grant-supported technologies outside of Israel. In the context of such approvals, we will be required to pay penalties in addition to the repayment of the grants.

CCN has received Israeli government grants for certain of its research and development activities, including grants under the Innovation Law. The terms of these grants require prior approval and the satisfaction of specified conditions to manufacture products and transfer or license technologies outside of Israel. See “Item 1. Business—Grants from Government Entities,” above. For example, the OpRegen program has been supported in part by the IIA through a series of separate research grants, beginning in 2007. As a result, and subject to the requirements of the Innovation Law, we paid the IIA approximately 24.1% of the upfront payment we received under the Roche Agreement, or approximately $12.1 million, and we are obligated to pay to the IIA approximately 24.1% of any milestone and royalty payments we may receive under the Roche Agreement, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of December 31, 2024, the aggregate cap amount was approximately $95.4 million.

The restrictions under the Innovation Law may impair our ability to enter into any future agreements which involve IIA-funded products or know-how without the approval of IIA, or limit the economic benefit that we might derive under such agreements. We cannot be certain that any approval of IIA will be obtained on terms that are acceptable to us, or at all. We may not receive the required approvals should we wish to transfer or license IIA-funded know-how, manufacturing and/or development outside of Israel in the future. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of know-how developed with IIA-funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be significantly reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. Failure to comply with the requirements under the Innovation Law may subject CCN to mandatory repayment of grants received by it (together with interest and penalties), as well as expose its directors and management to criminal proceedings. In addition, the IIA may from time-to-time conduct royalty audits.

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

The clinical development of OPC1 has been supported by $14.3 million of funding from CIRM, a state agency established to fund stem cell research and development of new stem cell-based treatments. In February 2024, CIRM announced that it was postponing acceptance of clinical program funding applications submitted after January 31, 2024. As of the filing date of this report, CIRM is still not accepting applications for clinical program funding opportunities. CIRM paused accepting new applications while it refines its processes and procedures to ensure that new applications align with the Strategic Allocation Framework approved by the CIRM Governing Board. CIRM anticipates resuming new application reviews by the Spring of 2025. We would plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM lifts the pause on accepting new clinical program funding applications. However, no assurances can be given as to when CIRM will accept new clinical program funding applications, if at all; or, if it does, that CIRM will accept our application for review or that it will award us any additional funding for the OPC1 program. Moreover, we expect that any CIRM funding will only be applicable to expenses we incur after the date of receipt of an appliable grant and that expenses incurred by us prior to the receipt of any such grant will not be eligible for CIRM funding. If we are unable to timely obtain another CIRM grant or if the amount of grant funding we receive from CIRM, if any, is insufficient to support the DOSED clinical study, the timeline for the conduct of the study may be adversely affected and we may be unable to complete the study or we may need to raise funds through other means to continue clinical development of OPC1, which could have a higher cost of capital, cause dilution to our shareholders, restrict our operations or require us to relinquish rights on unfavorable terms.

In addition, the terms of our grant award from CIRM require, and we expect the terms of any future grant from CIRM, if any, will require, royalty payments to CIRM based on sales of products developed with CIRM funding, if any, which will reduce our profits on sales of such products. See Item 1. “Business—Grants from Government Entities,” above for additional information.

Our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

CCN is our 94% owned subsidiary located in Jerusalem, Israel. Currently, all of our cGMP manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by CCN at its Jerusalem facility. A portion of our OpRegen Phase 1/2a clinical trial has been conducted at sites in Israel. Conducting operations internationally involves a number of risks, including:

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
•
political and economic instability, including wars, terrorism, cyber attacks, and political unrest, inter-governmental disputes, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•
multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, tariffs, labor and employment laws, data and privacy laws, regulatory requirements and other governmental approvals, permits and licenses; and
•
regulatory and compliance risks that may fall within the purview of the U.S. Foreign Corrupt Practices Act, UK Bribery Act, anti-boycott laws and other anti-corruption laws.

Any of these factors could significantly harm our international operations and, consequently, our results of operations. In addition, any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our clinical trial activities. Further, the ongoing Israeli regional conflict may have the effect of heightening many of the risks and uncertainties of conducting significant aspects of our operations outside of the United States and, in particular, in Israel.

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

Disease outbreaks, epidemics and pandemics, particularly in regions where our product candidates are manufactured or where clinical trial sites or other business operations are concentrated, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third parties upon whom we rely, including strategic collaborators, clinical trial sites, CROs, suppliers and other vendors. A public health crisis may have negative impacts on our ability, or that of a strategic collaborator, to initiate new clinical trial sites, enroll new patients and to maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delay in our ability, or that of a strategic collaborator, to obtain regulatory approvals of our product candidates, if at all. For example, the COVID-19 pandemic and actions taken to reduce its spread disrupted our normal course of business operations and delayed patient enrollment in our OpRegen Phase 1/2a clinical trial. Additionally, some enrolled patients in that trial decided not to participate in follow-up visits on schedule or at all.

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

We believe that our continued success depends to a significant extent upon our efforts and ability to retain highly qualified personnel. All of our officers and other employees, including CCN employees, are at-will employees and may terminate their employment with us at any time with no advance notice. The loss of the services of key personnel could have a material adverse effect on us. Further, the replacement of any of key personnel would likely involve significant time and costs and may significantly delay or prevent the achievement of our business and clinical objectives and would harm our business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances to which we are subject in the U.S. or Israel could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances to which we are subject in the U.S. or Israel could be interpreted, changed, modified or applied adversely to us. For example, it is currently unclear exactly what actions the new U.S. presidential administration will implement relating to existing U.S. tax laws, statutes, rules, regulations or ordinances, and if implemented, how such actions may impact our business operations and financial performance. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. or Israeli tax expense.

Political uncertainty may have an adverse impact on our operating performance and results of operations.

Considerable uncertainty exists regarding how federal government policy and budget decisions will unfold under the new U.S. presidential administration. Such uncertainty and, depending on how federal government policy and budget decisions unfold, may have an adverse impact on our operating performance and results of operations. In particular, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets, especially following the recent presidential election. Furthermore, the imposition of tariffs, trade protection measures, import or export licensing requirements, trade sanctions or similar restrictions could negatively impact our business and operations. Any actions taken by the new presidential administration, including the many recent executive orders, may have a negative impact on the U.S. economy and on our business, financial condition, and results of operations. See also the risk factor below titled “Disruptions at the FDA, SEC and other government agencies, including due to a lack of funding, changes in leadership or significant personnel turnover, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and hinder our ability to raise additional capital.”

Our ability to use net operating losses and other tax attributes to offset future taxable income or taxes may be subject to limitations.

As of December 31, 2024, we had substantial net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes and other tax attributes to offset future taxable income. However, our federal NOL carryforwards and other tax attributes may not be available to offset future taxable income because of restrictions under U.S. tax law and similar limitations that may apply under state tax laws. A portion of our federal and state NOL carryforwards will begin to expire, if not utilized, in varying amounts between 2030 and 2044. Our federal research and development tax credit carryforwards expire in varying amounts between 2024 and 2044, the California research and development tax credit carryforwards have no expiration date. See Note 12 (Income Taxes) to our consolidated financial statements included in this report for additional information. NOL carryforwards and research and development and other tax credits that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal NOL carryforwards generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states that we may operate in will conform to the federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, our ability to use our pre-change NOL carryforwards and tax credits to offset post-change taxable income, if any, could be subject to significant limitations. Similar provisions of state tax law may also apply. In addition, the state of California suspended the use of the NOL deduction for tax years 2024 through 2026 if their California taxable income is greater than or equal to $1 million. Accordingly, the Company may not be able to offset taxable income with their NOL carryforwards during these years. The state of California also limited the use of their research and development credits to $5 million for tax years 2024 through 2026, which could accelerate or permanently increase state taxes owed. As a result of limitations on our ability to use our NOL carryforwards and tax credits, we may be unable to gain the benefit of a material portion of our NOL carryforwards and tax credits, which could harm our future operating results by effectively increasing our future income tax obligations. . There is also considerable uncertainty regarding how federal tax policy will unfold under the new U.S. presidential administration and we cannot predict the effect of any potential change in federal tax policy on our business or financial position.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are organized in the United States, and have subsidiaries in Israel and Singapore. If we succeed in growing our business, we may conduct increased operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that such arrangements be priced the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the value of such arrangements. Our transfer pricing policies were formulated with the assistance of third-party experts; however, tax authorities in any country may disagree with our transfer pricing policies and procedures and we are subject to more tax audits as a result of having subsidiaries in foreign countries. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, particularly in relation to our subsidiary CCN, it would increase our tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Because a portion of our expenses are incurred in currencies other than the U.S. Dollar, our results of operations may be harmed by currency fluctuations.

Our reporting and functional currency is the United States Dollar, but a material portion of our research and development and other operating expenses are incurred in Israeli New Shekels through our subsidiary CCN. As a result, we are exposed to some currency fluctuation risks. We do not currently manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. For example, we do not engage in any active hedging techniques, and we do not employ any derivative instruments. Unfavorable fluctuations in the exchange rate between Israeli New Shekels and U.S. dollar may adversely affect our comprehensive loss and cash flows.

Disruptions at the FDA, SEC and other government agencies, including due to a lack of funding, changes in leadership or significant personnel turnover, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and hinder our ability to raise additional capital.

Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. The federal government came very close to another shutdown in late 2023. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. A federal government shutdown could prevent or delay staff at federal agencies from performing key functions that may adversely affect our business.

In addition, considerable uncertainty exists regarding how federal government policy and budget decisions will unfold, including the regulatory and spending priorities of the new U.S. presidential administration and Congress, and what challenges potential policy changes and budget reductions will present for us and our industry generally. Government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The new U.S. presidential administration may institute significant changes to certain federal regulatory agencies including the FDA and SEC, including reductions in funding levels or restructuring of such agencies that could adversely impact us. For example, the ability of the FDA to review and approve new product applications or take action with respect to other regulatory matters can be affected by a variety of factors, including funding levels, ability to accept the payment of user fees, ability to hire and retain key personnel, and statutory, regulatory and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, as a result of the COVID-19 pandemic, the FDA’s inspectional activities were interrupted and restarted on a risk-based basis, which had the effect of delaying review and potential approval of product candidate marketing applications. Disruptions at the FDA may delay meetings and other communications with agency staff necessary to progress development of our product candidates and may slow the time necessary for acceptance, review and approval of applications to commence clinical studies or to market a new product in the U.S. In addition, disruptions at the SEC could prevent or delay SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. For example, if a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities in the future. If a prolonged U.S. government shutdown or other event or condition occurs that prevents or significantly delays the FDA, SEC or other regulatory agencies from hiring and retaining personnel and conducting their regular activities, or if an agency is restructured or experiences significant reduction in funding, leadership changes or employee turnover, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.

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

To the extent our product candidates meet the FDA’s or other regulatory authority’s definition of a combination product, the regulatory approval requirements can be more complex because in addition to the individual regulatory requirements for each component, e.g., a biologic and a medical device, additional combination product regulatory requirements may apply. The cost and timeline for development of any of our cell therapy product candidates determined to be a combination product may be substantially greater than that of other product candidates. In addition, even if the FDA does not determine that our product candidates are combination products, we may nevertheless be required to obtain approval from more than one Center of the FDA because a device will need to deliver our product candidates to patients. For example, we had to obtain approval from two Centers of the FDA (the Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health) before the FDA would allow us to proceed with the DOSED clinical study. Having to obtain approval from more than one center of the FDA increases the chances of not receiving approval and adds complexity, time and cost.

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

In addition, we are subject to the risk that a negative perception of the future pharmaceutical pricing environment by potential collaborators and investors could negatively impact their financial models and their decision to invest in, or enter into a collaboration, with us. If investors have a negative view on the future pharmaceutical pricing environment, this could cause us to raise capital at higher cost and our stockholders could suffer greater dilution. If potential collaborators have such a view, this could make it more challenging for us to enter into collaborations on acceptable terms or at all, which could require us to fund clinical trials on our own, which we currently do not have the capital to do. See the risk factor above titled “Raising additional capital may cause dilution to our existing shareholders, restrict our operations, or require us to relinquish rights to or dilute our economic interest in our product candidates or technology on terms unfavorable to us.”

Legislation and legislative, executive and regulatory proposals intended to contain health care costs may adversely affect our business.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. As an example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, the U.S. Department of Health & Human Services to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights, which would allow the U.S. government to share a company’s drug patents developed with federal funds with other companies. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented on the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2024, CMS built upon the then U.S. presidential administration’s goals of advancing health equity by expanding access to quality, affordable health coverage and care by increasing access to health care services, simplifying choice and improving the plan selection process. Considerable uncertainty exists regarding the nature and scope of healthcare reform measures under the new U.S. presidential administration.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020 the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed until 2032 by the Inflation Reduction Act of 2022. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, in December 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, in September 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In January 2025, the new U.S. presidential administration issued Executive Order 14148, which rescinded the prior U.S. presidential administration Executive Order 14087, which had built upon a July 2021 Executive Order by setting out the policy to have the HHS Secretary test healthcare payment and delivery models to lower drug costs. Considerable uncertainty exists regarding how the new U.S. presidential administration will reform the Inflation Reduction Act and other drug pricing policies.

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

•
as a result of the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language, which has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays or changes;
•
requirements that provide for increased transparency of clinical trial results and quality data, such as the EMA’s clinical transparency policy, which could impact our ability to protect trade secrets and competitively sensitive information contained in approval applications or could be misinterpreted leading to reputational damage, misperception or legal action which could harm our business;
•
changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products; and
•
changes the new U.S. presidential administration may institute to federal regulatory agencies including the FDA, including reductions in funding levels or restructuring of such agencies.

Additionally, conditions and regulations governing the health care industry in the U.S. are subject to greater risk of change and uncertainty as a result of changes in legislative and regulatory priorities and personnel.

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

The FDA has granted orphan drug designation to OPC1 for the treatment of acute SCIs. However, there is no guarantee we will be able to maintain this designation, receive this designation for any other product candidate, or obtain the benefits associated with such designation, including marketing exclusivity.

We have orphan drug designation from the FDA for OPC1 for the treatment of acute SCIs and we may seek orphan drug designation for other product candidates. As discussed in more detail in Item 1. “Business—Government Regulation—FDA and Foreign Regulation of Therapeutic Products,” above, generally, if a biologic with orphan drug designation from the FDA subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to seven years of marketing exclusivity in the United States. Other benefits of an orphan drug designation may include a waiver of the marketing application fee. However, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

We may not obtain any future orphan drug designations that we apply for. Orphan drug designations do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any orphan drug designations that we receive. For instance, orphan drug designations may be revoked if the FDA determines that our request for orphan drug designation was materially defective, if the FDA determines that the product candidate was not eligible for designation at the time of the submission of the request, or if we are unable to assure sufficient quantities of the commercial product for which the designation was granted to meet the needs of patients.

Moreover, even if we are able to receive and maintain orphan drug designations, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA approval is broader than the orphan drug designation. Orphan exclusivity may also be lost for the same reasons that orphan drug designation may be lost. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA can also subsequently approve a product containing the same principal molecular features for the same condition if the FDA concludes that the later product is clinically superior. The FDA may further grant orphan drug designation to multiple sponsors for the same compound or active molecule and for the same indication. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years, unless we can demonstrate clinical superiority. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

Regenerative Medicine Advanced Therapy designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that a product candidate will receive marketing approval.

We received RMAT designation from the FDA for both OPC1 for the treatment of subacute SCIs as well as OpRegen for the treatment of GA secondary to AMD, and we may seek RMAT designation for other product candidates. There is no assurance that we will obtain RMAT designation for any other current or future product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

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
failure of IRB to follow FDA protocol;
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
•
the complexity of our product candidates;
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

The manufacture and supply of our cell therapy product candidates involve novel processes that are generally more complex than those required for small molecule drugs and accordingly present significant challenges and are subject to multiple risks. These complex processes involve the expansion and differentiating of pluripotent or embryonic stem cells to produce a master cell bank from which an indefinitely renewable working cell bank can be obtained in order to produce the desired cell product candidate. Reprograming pluripotent cells or establishing a line of cells from embryonic stem cells that can proliferate without differentiating and remain well characterized, including being free of potentially deleterious genetic mutations, is challenging and requires a significant amount of time and resources. The process requires significant expertise and capital investment, including in the development and validation of advanced manufacturing techniques and specific quality assurance and quality control procedures. As a result of the complexities involved, the cost to manufacture human cell-based biologics is generally higher than for traditional therapies and the manufacturing process is less reliable and more difficult to reproduce. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and supply our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Excessive manufacturing costs could make our product candidates too expensive to compete with alternative products or therapies, or might result in third-party payors declining to cover our products or setting coverage levels too low for us or a strategic collaborator to earn a profit from the commercialization of one or more of our products.

We will need to scale up our manufacturing operations to produce sufficient quantities of our cell therapy product candidates for later-stage clinical trials and potential commercialization, as we do not currently have the infrastructure or capability to manufacture sufficient quantities of each of our product candidates to support large clinical trials or commercialization, if approved. Currently, as described elsewhere in this Risk Factors section, we are entirely dependent on our subsidiary, CCN, and its manufacturing facility located in Israel for the manufacture and supply of our cell therapy product candidates. While that facility is designed and equipped to enable simultaneous cGMP processes and to produce a range of human cell therapy products for use in clinical trials, as well as at a scale suitable for commercial launch, gene and cell therapy product manufacturers often encounter difficulties in production, particularly in scaling up, validating initial production, ensuring the absence of contamination, and ensuring process robustness after initial production. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, and shortages of qualified personnel, as well as compliance with strictly enforced federal, state, and foreign regulations. We are subject to those challenges. As a result of the complexities involved in manufacturing, the cost to manufacture our product candidates is generally higher than traditional small molecule chemical compounds and the manufacturing process is less reliable and more difficult to reproduce.

In addition, we will need greater manufacturing capacity to support commercial development of all our product candidates. If we do not have sufficient capital to increase our internal manufacturing capabilities, we may need to rely on third-parties to manufacture and supply any products we develop and there is no assurance that we would be able to identify third parties capable of manufacturing our product candidates on acceptable terms or at all.

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

The manufacturing processes for any products that we may develop and the facilities used to manufacture our product candidates are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and any third party manufacturers we may rely on the future will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. We cannot provide assurance that the manufacturing processes we use or that any future third-party manufacturer uses, or the technologies incorporated into these processes, will result in viable or scalable yields of our product candidates that will have safety, purity, potency, and efficacy profiles acceptable to us, our partners or collaborators, including Roche, or regulatory authorities, or meet market demand. We may be required to identify alternative protocols, processes, raw materials, or facilities for the manufacture of any of our product candidates in compliance with applicable regulatory requirements. In addition, we may be required to increase our safety testing protocols for our product candidates. Any modifications to our manufacturing and supply protocols, processes, safety testing, materials or facilities, including as a result of transferring manufacturing operations to a strategic collaborator or other third-party manufacturer, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur substantial additional development costs or result in significant delays to clinical development or regulatory approval of our product candidates. If we or any future third-party manufacturer is unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we or a collaborator may not obtain or maintain the regulatory approvals needed to commercialize our product candidates. Even if we or a collaborator obtains regulatory approval for any product candidates, there is no assurance that either we or any future third-party manufacturer will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or a third-party manufacturer to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase the cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, because developing cell therapy products is based on novel technologies that are unproven and may not result in approvable or marketable products, the lack of success, or perceived lack of success, of other companies developing or seeking to develop cell therapy products may adversely impact investor sentiment regarding our business and the market opportunities for our product candidates.

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

Currently, as described elsewhere in this Risk Factors section, we are entirely dependent on our subsidiary CCN and its manufacturing facility located in Israel for the manufacture and supply of our cell therapy product candidates, and events or conditions that disrupt operations at that facility could materially and adversely affect our business. In 2022, we announced the opening of a new research and development facility in Carlsbad, California to support the development of current and future allogeneic cell transplant programs. Utilization of this new facility for cGMP manufacturing of our product candidates will require significant additional investment, including hiring and retaining additional experienced scientific, quality control, quality assurance, and manufacturing personnel, which may be difficult given the intense competition for qualified personnel in our industry as described elsewhere in this Risk Factors section. Even if we have sufficient capital to complete the build-out and staffing of the Carlsbad facility, we will need to conduct significant development work to transfer our manufacturing processes to enable manufacturing of any product candidate in our Carlsbad facility. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. If, in the future we were to transfer manufacturing responsibilities to a collaborator, as we expect to do with OpRegen, or engage a third-party manufacturer to conduct any of the cGMP manufacturing for our product candidates, or any product, we would face similar and significant challenges in transferring manufacturing processes and know-how, which may delay the manufacture of clinical trial or commercial supplies and disrupt or delay clinical development of our product candidates. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We or our collaborator may be required to demonstrate the comparability of clinical material generated at any new facility with material previously produced and used in clinical testing. Any inability to manufacture comparable material by us, a collaborator, or any third-party manufacturer we may engage could delay the development and commercialization of our product candidates and may increase our development costs substantially.

Our product candidates are susceptible to product loss or reduced manufacturing success rates at various points during the manufacturing process, including quality issues due to contamination, equipment damage or failure, including during shipment or storage, failure of equipment to operate as expected, improper installation or operation of equipment, operator error, damage to, variability of, or improper use of raw materials or consumables necessary for the manufacturing process, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Any of these issues, and even minor deviations from normal manufacturing processes, could result in reduced production yields, product defects, and other supply disruptions and delays. If any contaminants are discovered in a product candidate during production or clinical testing this could lead to the withdrawal of the product from clinical trials. Moreover, if the FDA or comparable foreign regulatory authorities determine that we or any future third-party manufacturer is not in compliance with applicable laws and regulations, including cGMPs and cGTPs, the FDA or comparable foreign regulatory authority may not approve a marketing application until the deficiencies are corrected or we or a collaborator replace the manufacturer in our application with a manufacturer that is in compliance, which may not be feasible on a timely basis at a reasonable cost, or at all. If we or any future third-party manufacturer fails to comply with applicable regulatory requirements, we or a collaborator may ultimately be unable to manufacture the product candidate. Any such failure could be the basis for the FDA to issue a warning letter or an untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of supplies of the product candidate, total or partial suspension of production, suspension of then-ongoing clinical trials, refusal to approve then-pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties. The occurrence of any of these issues could result in product liability claims, delay or failure to commence or complete clinical development, obtain regulatory approval of or commercialize our product candidates.

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

We face the risk of incurring liabilities to clinical trial patients if they are injured as a result of their participation in clinical trials of our product candidates or products. We also face potential product liability for use or misuse of our products that obtain regulatory approval and are commercialized. In 2023, we settled a product liability lawsuit, which we determined was not material, relating to the use in a clinical trial of a product candidate that we are no longer developing and have no plans to pursue, and that is not related to the cell therapy candidates we currently are developing. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included this report for additional information. We may not successfully defend any product liability claims made against us in the future. Product liability claims could delay or prevent completion of our clinical development programs. Such claims could result in FDA or other regulatory authority investigations of the safety of our product candidates or products, our manufacturing processes and facilities or our marketing programs. If any claims are made and if liability can be established, the amount of any liability we or our affiliates may incur, could exceed any insurance coverage in effect, and the amount of the liability could be material to our financial condition and operating results. In addition, even if we successfully defend against product liability claims, we could incur substantial costs in defending against claims and suffer significant reputational harm that negatively impacts our business.

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

Our patents and patent applications are directed to compositions of matter, formulations, methods of use and/or methods of manufacturing, as appropriate. In addition to patenting our own technology and that of our subsidiaries, we have licensed patents and patent applications for certain stem cell technologies, human pluripotent stem cells, and hES cell lines, and other technologies from other companies. We own or license, directly or through our subsidiaries, patent families that include several hundred U.S. and international patents and patent applications. We cannot be certain that issued patents will be enforceable or provide adequate protection or that pending applications will result in issued patents. In addition to the loss of patent protection due to expiration, from time to time, we assess our patents and pending applications covering our products and product candidates and if we determine that any patents or patent applications no longer provide adequate or necessary protection, we abandon such patents and patent applications to avoid incurring unnecessary costs.

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
•
the validity of our patents may be challenged by third parties;
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

In addition, others may independently develop similar or alternative technologies, duplicate any of our technologies and, if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. Moreover, we could incur substantial costs in litigation if we have to defend ourselves in patent lawsuits brought by third parties or if we initiate such lawsuits and in other proceedings relating to the validity of our patents.

Confidentiality agreements with employees and third parties may not prevent disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, subject matter for which patents are difficult to enforce, and other elements of our product candidates, technology, and product discovery and development processes that involve proprietary know-how, information, or technology that we do not cover through patent protection. Any disclosure, either intentional or inadvertent, by our current or former employees, consultants, collaborators, or those of third parties, including consultants and vendors that we engage to perform research, clinical trials, or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary or confidential information could enable competitors to duplicate or surpass our technological achievements and erode our competitive position in our market. Because we collaborate and expect to continue to collaborate with third parties in the development and manufacture of our product candidates, we may, at times, share trade secrets with them, which increases the possibility that our trade secrets will be misappropriated or disclosed.

Trade secrets and confidential information can be difficult to protect. We seek to protect our trade secrets, know-how, and confidential information, in part, by entering into confidentiality agreements with our employees, consultants, vendors, collaborators and other third parties. For example, we require our employees and consultants to execute confidentiality and invention assignment agreements upon accepting employment or entering into other relationships with us. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary or confidential information, including our technology and processes. We also implement internal policies and procedures to ensure protection of our proprietary confidential information including know-how and trade secrets through, for example, limited and restricted confidential access to this information. Although we use reasonable efforts and employ reasonable means to protect our trade secrets and confidential information, our employees, consultants, vendors, collaborators and other third parties might intentionally or inadvertently disclose such information to competitors or other third parties in breach of our agreements with such parties, and adequate remedies for such breaches may be unavailable. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, we may be required to disclose trade secrets and other confidential information to governmental authorities, including in connection with regulatory filings related to our product candidates, and such authorities may make certain documentation or information contained therein available to the public. If we are unable to or otherwise fail to take advantage of any opportunity to protect trade secrets or other confidential information, our competitors could use such information to compete with us, which would significantly harm our business.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

If we are unable to obtain and enforce patents and to protect our trade secrets, others could use our technology to compete with us, which could limit opportunities for us to generate revenues by licensing our technology and selling products.

Our success will depend in part on our ability to obtain and enforce patents and maintain trade secrets in the United States and in other countries. If we are unsuccessful at obtaining and enforcing patents or maintaining trade secrets, our competitors could use our unpatented technology or trade secrets and create products that compete with our products, without paying license fees or royalties to us. The preparation, filing, prosecution and maintenance of patent applications and patents can be costly and time consuming. Our limited financial resources may not permit us to pursue patent protection of all of our technology and products in all key markets. Even if we are able to obtain issued patents covering our technology or products, we may have to incur substantial legal fees and other expenses to enforce our patent rights to protect our technology and products against infringers.

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

Our success depends in part on our ability to obtain, protect and defend patent and other intellectual property rights such as trade secrets that are important to the commercialization of our products and product candidates. The degree of patent protection and trade secret protection that will be afforded to our products and processes in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts, administrative bodies and lawmakers in these countries. We can provide no assurance that we will successfully obtain or preserve patent protection or trade secret protection for the technologies incorporated into our products and processes, or that the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all countries where we conduct business. If we cannot prevent others from exploiting our inventions, patented technologies and trade secrets, we will not derive the benefit from them that we currently expect. Furthermore, we can provide no assurance that our products will not infringe patents or other intellectual property rights held by third parties.

In Europe, there is uncertainty about the eligibility of hES cell subject matter for patent protection. The European Patent Convention prohibits the granting of European patents for inventions that concern “uses of human embryos for industrial or commercial purposes.” A recent decision at the Court of Justice of the EU interpreted parthenogenetically produced hES cells as patentable subject matter. Consequently, the European Patent Office now recognizes that human pluripotent stem cells (including human ES cells) can be created without a destructive use of human embryos as of June 5, 2003, and patent applications relating to hES cell subject matter with a filing and priority date after this date are no longer automatically excluded from patentability under Article 53 (a) EPC and Rule 28(c) EPC.

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

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment are assigned to us or owned exclusively by us, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees and CCN's employees in the course of their employment. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Previous decisions by the Israeli Compensation and Royalties Committee have created uncertainty in this area regarding whether the right to receive remuneration for service inventions can be voluntarily waived by an employee and whether such waiver is enforceable. In addition, the Committee determined that even if such right to receive compensation and royalties for service inventions may be waived, the waiver should be specific. Subsequent court cases have not provided significant clarity on these matters.

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
•
They or their third-party manufacturers may experience manufacturing difficulties as a result of resource constraints, labor shortages, supply chain failures, public health emergencies, cyberattacks, geopolitical conflict, wars, acts of terrorism, political or economic instability or crises, natural disasters, or other events outside of their control or the control of their third-party manufacturers. This may result in business closures that adversely affect our ability to obtain clinical or commercial supplies as needed.
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
•
significant business disruptions caused by natural or man-made disasters, prolonged public health emergencies, wars and other armed conflicts, and regional instability, including in and around Ukraine and Israel;
•
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

Our directors, executive officers and their affiliates, in the aggregate, owned approximately 19.3% of our outstanding common shares as of December 31, 2024 and approximately 22.1% of our outstanding common shares as of March 4, 2025 as a result of the purchase by Broadwood Partners in our registered direct offering we announced in November 2024. As a result, these shareholders, if acting together, will be able to heavily influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be averse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deter certain public investors from purchasing our common shares and might ultimately affect the market price of our common shares.

If we or our subsidiaries issue additional common shares or preferred shares, investors in our common shares may experience dilution of their ownership interests.

We and our subsidiaries may issue additional common shares or other securities convertible into or exercisable for common shares to raise additional capital or to hire or retain employees or consultants, or in connection with future acquisitions of companies or licenses to technology or rights, in settlement of lawsuits, or for other business purposes. The issuance of additional securities may be dilutive to our shareholders and may create downward pressure on the trading price of our common shares. For example, in November 2024 we announced a registered direct offering of 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares. That offering closed in two tranches: one in November 2024 and another in January 2025.

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

As of December 31, 2024, we had 26,725,294 common shares reserved for issuance upon the exercise of outstanding options and 501,032 common shares reserved for issuance upon the vesting and settlement of restricted stock units awarded under our equity incentive plans. The exercise of outstanding options and vesting and settlement of outstanding restricted stock units would be dilutive to our existing shareholders.

We have used “at the market” (“ATM”) offerings of our common shares to raise substantial capital. For information regarding such sales of our common shares see “At the Market (‘ATM’) Offering” in Note 10 (Shareholders’ Equity) to our consolidated financial statements included in this report. We may continue to use ATM offerings to fund our operations. As of March 4, 2025, $39.97 million was available for sale under our ATM offering program. Additional sales of our common shares in our ATM offering may result in substantial dilution to our existing shareholders and such sales, or the anticipation of such sales, may cause the market price of our common shares to decline.

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

The issuance of common shares upon exercise of warrants would cause immediate and substantial dilution to existing shareholders.

As discussed elsewhere in this report, we issued warrants to purchase an aggregate of up to 41,447,372 of our common shares in connection with our November 2024 registered direct offering. Warrants to purchase up to 39,473,688 of our common shares have an exercise price of $0.91 per share and warrants to purchase up to 1,973,684 of our common shares have an exercise price of $0.95 per share, in each case, subject to customary adjustments. The warrants become exercisable beginning May 21, 2025 and will expire on the earlier of (a) May 21, 2028 and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen® (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants also provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement.

The issuance of common shares upon exercise of these warrants will result in dilution to the ownership interests of other shareholders. Although warrants to purchase up to 33,552,635 of our common shares have a beneficial ownership limitation provision providing that the holder may not exercise any portion of its warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% if the holder so elected prior to the issuance of the warrant) of the number of our common shares outstanding immediately after giving effect to such exercise, this provision does not prevent such holder from exercising a portion of their warrants, selling those shares, and then exercising additional portions of their warrants, while still staying below the beneficial ownership cap percentage. By doing so, the holder could sell more of our common shares than the beneficial ownership cap percentage. In addition, upon 61 days’ prior notice to us, the warrant holder may increase or decrease the beneficial ownership cap percentage, provided that the beneficial ownership limitation percentage may not exceed 9.99%. Furthermore, the operation of the beneficial ownership limitation provision may not allow a warrant to be exercised in full at a time when it would otherwise required to be exercised in full.

The availability for public resale of our common shares issued upon exercise of the warrants, the perception that such sales could occur, or any actual resales of such shares could adversely affect the market price of our common shares. We cannot predict the extent to which the warrants will be exercised or the effect, if any, that future issuances and sales of our common shares may have on the market price of our common shares.

In addition, the common shares issuable upon exercise of the warrants represent overhang that may adversely affect the market price of our common shares. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the stock may decrease, and any additional shares which shareholders attempt to sell in the market may only further decrease the market price of the shares. In addition, if the trading volume of our common shares cannot absorb shares sold by holders of the warrants, then the market price of our common shares may also decrease.

There is no assurance that we will be able to maintain compliance with the NYSE American’s continued listing standards, and failure to do so could result in the suspension of trading or delisting of our common shares, which could substantially impair our shareholders’ ability to sell their shares and our ability to raise additional capital.

Our common shares are listed on the NYSE American. To maintain our listing, we must satisfy several continued listing standards, including financial condition and/or operating results standards, market value and distribution standards, a low selling price standard, and corporate governance standards. For example, for as long as we have net losses for our five most recent fiscal years, the exchange may consider delisting our common shares if our shareholders’ equity is less than $6 million, and under the low selling price standard, if the exchange determines our common shares have been selling at levels viewed to be abnormally low, which we believe is a trading price below $0.10, the exchange can commence delisting proceedings and immediately suspend trading in our common shares. In addition, any developments which substantially reduce the size of our company, the nature and scope of our operations, the value or amount of our securities available for the market, or the number of shareholders, may occasion a review of continued listing by the exchange. We cannot assure you that we will be able to continue to meet the NYSE American’s continued listing requirements.

The suspension or delisting of our common shares, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, result in restrictions or prohibitions on brokers from trading in our common shares, result in the loss of confidence in our company by shareholders, collaborators and employees, and result in fewer financing, strategic and business development opportunities. The suspension or delisting of our common shares, or the commencement of delisting proceedings for whatever reason may materially impair our shareholders’ ability to buy and sell shares of our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. In addition, our common shares have been included in the Russell 3000® Index from time to time. In the short term, inclusion in the index may favorably impact the price, trading volume, and liquidity of our common shares, in part, because holders attempting to track the composition of that index may have been required to buy our common shares, which could cause a material increase in the price at which our common shares trades. As of the filing date of this report, the trading price of our common shares is below the minimum required for inclusion in the Russell 3000® Index. If our common shares are removed from the index because they do not meet the criteria for continued inclusion, including due to too low of a trading price, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common shares, which would adversely impact the price and frequency at which our common shares trade.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are increasing in frequency, persistence, sophistication and intensity. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. In particular, the Israeli regional conflict may increase the risk that state-sponsored parties or their supporters launch cyberattacks or carry out other geopolitically motivated retaliatory actions that adversely disrupt our operations in Israel. We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, malware (including as a result of persistent threat intrusions), malicious code (such as viruses and worms), ransomware attacks, denial-of-service attacks (such as credential stuffing), social engineering attacks (including phishing attacks), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other technology assets, adware, telecommunication failures, earthquakes, fires, floods, and other similar threats. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our growth and entry into new products, technologies and markets will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Having CCN located in a foreign country also adds to the complexity of our internal control over financial reporting and adds to the risk of a system failure, an undetected improper use or expenditure of funds or other resources by a subsidiary, or a failure to properly report a transaction or financial results of a subsidiary. We allocate certain expenses among Lineage itself and one or more of our subsidiaries, which creates a risk that the allocations we make may not accurately reflect the benefit of an expenditure or use of financial or other resources by Lineage as the parent company and the subsidiaries among which the allocations are made. An inaccurate allocation may impact our consolidated financial results, particularly in the case of subsidiaries that we do not wholly own since our financial statements include adjustments to reflect the minority ownership interests in our subsidiaries held by others.

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

Regional instability in and around Israel and Ukraine, and the uncertain nature, magnitude, and duration of those conflicts and the potential effect of sanctions and other measures being imposed in response thereto have contributed to increased levels of economic and political uncertainty, which could have an adverse impact on macroeconomic factors that affect the financial markets, the global economy and our business and operations. See also the risk titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.” above. Additionally, the ongoing wars may disrupt the ability of third parties on which we rely to perform in accordance with our expectations, including CROs to conduct clinical trials. Moreover, enrollment and retention of clinical trial participants may be adversely affected. We cannot be certain what the overall impact of ongoing wars will be on our ability to conduct and complete our clinical trials on schedule. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to successfully commercialize our product candidates.

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

Certain investors, employees, collaborators, and other stakeholders are focused on ESG matters. Moreover, certain governmental authorities have proposed or adopted, and may continue to propose or adopt, certain mandated ESG reporting requirements, which, to the extent adopted, could significantly increase our compliance and reporting costs. At the same time, anti-ESG sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation. We may be perceived to be not acting responsibly in connection with these matters or, on the other hand, we may be criticized or perceived as not prioritizing returns to our shareholders by those who criticize a company’s focus on ESG matters, either of which could negatively impact us and adversely affect the price of our common shares.

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

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our management. Our Senior Director, Human Resources & Infrastructure, who together with our Chief Financial Officer and General Counsel, work in close partnership with our outside information technology and cybersecurity consulting firm, and collectively, comprise the core team members of our Rapid Response Team under our Incident Response Policy. The Rapid Response Team is made up of a broad range of participants with relevant education, skills, and experience to investigate cybersecurity threats and assess the materiality thereof to determine internal reporting to our audit committee and board of directors, as well as external reporting or disclosure requirements. Management provides at least quarterly updates to the audit committee, and in turn management and the audit committee provide periodic updates to our board of directors, regarding ongoing cybersecurity risk assessments and related activities.

ITEM 2. PROPERTIES

General

We lease all the properties from which we operate our business. In general, we believe that our properties are well-maintained, adequate and suitable for our current operations and for our operations in the foreseeable future. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information regarding the properties we lease.

Lineage Facilities

Our corporate headquarters are in an office park in Carlsbad, California. We also lease industrial space adjacent to our corporate headquarters.

CCN Facilities

Under various leases, CCN leases office and laboratory space in the Bio Park on the campus of the Hadassah University Hospital in Jerusalem, Israel.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time-to-time we may be involved in a variety of legal proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Legal proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, legal proceedings could involve significant expense and diversion of management’s attention and resources from other matters. For a discussion of legal proceedings in which we are involved, see Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE American and on the Tel Aviv Stock Exchange under the ticker symbol LCTX.

Holders

As of March 4, 2025, there were approximately 351 record holders of our common shares. The number of beneficial owners of our common shares is substantially greater than the number of record holders because a large portion of our common shares is held of record through brokerage firms in “street name”.

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

Recent Sales of Unregistered Securities

Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC, during the year ended December 31, 2024, there were no unregistered sales of equity securities by us during the year ended December 31, 2024.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2024, and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this report, particularly in “Item 1A. Risk Factors.”

Company and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or "off-the-shelf," cell therapies for serious neurological and ophthalmic conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, delivery and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generated cells with desired characteristics. Functional cells developed from such lineages and which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity.

Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications, which they have indicated they will do in Spring 2025. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below. In December 2023, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. In March 2024, we received written correspondence from the FDA, advising us that due to their significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol was still ongoing, which remained so throughout 2024. On January 31, 2025, the FDA informed us that we could proceed with the DOSED study and shortly thereafter we announced that we were initiating the study. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. UC San Diego Health, was named as the first participating site for the DOSED study. The DOSED study is expected to commence enrollment in the second quarter of 2025. See “Clinical Stage Cell Transplant Programs – OPC1,” below for additional information

Our complete pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

•
OpRegen (RG6501), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, the GAlette Study, being conducted by Genentech, for the treatment of GA secondary to AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in a Phase 1b, multicenter, open -label safety trial, the DOSED study, which is designed to test the safety and utility of a novel spinal cord delivery device in subacute and chronic SCI patients. OPC1 continues to be evaluated in long-term follow-up from two completed Phase 1 and Phase 1/2a multicenter clinical trials in thoracic and subacute cervical SCI patients.
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of sensorineural hearing loss.
•
PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.
•
RND1, a cell transplant program for an undisclosed indication, currently being developed through a gene editing collaboration with Factor Biosciences Limited.
•
A proprietary hypoimmune cell line, which may have utility in additional central nervous system indications.

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development, or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop or partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Israeli Regional Conflict

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, CCN, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are CCN employees who are based in the same facility. As of the date of the filing of this report, our operations have not been materially or adversely impacted as a result of the Israeli regional conflict that began in October 2023 nor the broader regional conflict that has developed since.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken at the outset of the conflict, our operations at our facilities in Israel were temporarily impacted. Further, a number of the employees in Israel are members of the military reserves and subject to immediate call-up in response to ongoing regional conflict. In addition, the general impact on employees operating in a region of conflict could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from regional instability, any long-term closure of our facilities in Israel, or if those facilities were damaged, or if hostilities otherwise disrupt the ongoing operation of our facilities, or if a meaningful number of employees are unable to work for significant portions of time, our operations would be materially and adversely impacted.

It is currently not possible to predict the scope, duration or severity of the ongoing war or its effects on our operations, financial condition or operating results. The ongoing war is rapidly evolving, and could materially adversely impact our business and operations, including our ability to raise capital, as well as the overall economy in Israel and the value of the New Israeli Shekel. See the risk factor in Item 1A. Risk Factors in this report titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results. ”

Our commercial insurance may not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. On an ongoing basis, we evaluate estimates which are subject to significant judgment, including those related to revenue recognition under collaborative agreements, impairment of intangible assets, deferred income taxes and tax reserves, and judgments used to determine whether warrants, at the time of their issuance, should be classified as liabilities or equity. Actual results could differ materially from those estimates.

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

Revenue Recognition Under Collaborative Agreements

We review collaborative agreements to determine if the accounting treatment falls under Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”), or ASC Topic 808, Collaborative Arrangements (“ASC 808”). For agreements that may be within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements. If elements of the collaboration reflect a vendor-customer relationship, then those elements are within the scope ASC 606. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

We determine revenue recognition for arrangements within the scope of Topic 606 by performing the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. We consider the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. We apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances. As part of the accounting treatment for these contracts, we must develop estimates and assumptions that require judgment, including estimated collaboration costs, to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. After the transaction price is allocated to the performance obligation, an input method of costs incurred over total estimated costs to be incurred is used to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period. This input method requires significant judgment by management to estimate total costs to complete and to measure the progress toward completion of the performance obligation. We believe the input methodology represents the most appropriate measure of progress towards satisfaction of the identified performance obligations. For further information, see Note 3 (Revenue) in the accompanying notes to the consolidated financial statements included in this report.

Impairment of Intangible Assets

Our intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed in the acquisition transaction. Goodwill is tested for impairment in accordance with Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In-process research and development (“IPR&D”) assets are indefinite-lived intangible assets until the completion or abandonment of the associated research and development (“R&D”) efforts. Once the R&D efforts are completed or abandoned, the IPR&D will either be amortized over the asset’s estimated life as a finite-lived intangible asset or be impaired, respectively, in accordance with ASC Topic 350, Intangibles – Goodwill and Other ("ASC 350"). In accordance with ASC 350, goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment at least annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the asset may be impaired. For further information, see Note 6 (Goodwill and Intangible Assets, Net) in the accompanying notes to the consolidated financial statements included in this report.

Income Taxes

Lineage accounts for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which prescribes the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Lineage files a U.S. federal income tax return as well as California combined and foreign income tax returns. Lineage’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Lineage assumptions, and consequently the estimates, change in the future with respect to Lineage’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on Lineage’s consolidated financial statements. Lineage recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense; however, no amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. We provided a reserve against our federal and California research and development credits generated. The carryforward amounts for these credits have been reported net of these reserves. Accordingly, no accrued interest and penalties related to unrecognized tax benefits have been recorded as of December 31, 2024 and 2023. For further information, see Note 12 (Income Taxes) in the accompanying notes to the consolidated financial statements included in this report.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common shares, whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. Liability and equity-classified warrants are valued using a Black-Scholes option pricing model at issuance, and for liability-classified warrants, at each reporting period end date while the warrants are outstanding. Changes in fair value of liability-classified warrants are recorded in the consolidated statements of operations.

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Revenues

The following table shows our revenues for the years ended December 31, 2024 and 2023 (amounts in thousands except percentages).

	Year Ended December 31,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)
Collaboration revenues	$8,149	$7,588	$561	7%
Royalties, license and other revenues	1,350	1,357	(7)	(1)%
Total revenues	$9,499	$8,945	$554	6%

For the twelve months ended December 31, 2024, the $0.6 million increase in total revenues was primarily due to collaboration revenues recognized under the Roche Agreement resulting from continued progress toward completion of the performance obligations and from updates in the total estimated costs to be incurred under the Roche Agreement. Under the Roche Agreement, delivery is determined to be over time and revenue is recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation.

Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support the performance obligations. The collaboration revenue was included within deferred revenue at the beginning of each reporting period. See Note 3 (Revenue) to our condensed consolidated financial statements included in this report for additional information.

Operating Expenses

Our operating expenses consist of cost of sales, research and development expenses, and general and administrative expenses.

Cost of sales. These expenses consist of costs associated with royalty revenue which has resulted from product sales by our sublicensees.

Research and development expenses. These expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct expenses and indirect research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs with no future benefit or alternative use are expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in our consolidated statements of operations. Royalties and sublicensing fees are recorded as research and development expenses, unless they are associated with royalties from product sales, which we classify as cost of sales in our consolidated statements of operations. We expect our total research and development expenses to fluctuate each reporting period based on several factors including (i) the stage of development for each cell therapy program, (ii) the availability of resources to work on each program, and (iii) the timing of contractual obligations.

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

The following table shows our operating expenses for the years ended December 31, 2024 and 2023 (amounts in thousands, except percentages).

	Year Ended December 31,		Dollar Increase	Percent Increase
	2024	2023	(Decrease)	(Decrease)
Cost of sales	$334	$671	$(337)	(50)%
Research and development	12,472	15,705	(3,233)	(21)%
General and administrative	18,171	17,302	869	5%
Total operating expenses	$30,977	$33,678	$(2,701)	(8)%

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages).

	Year Ended December 31,
	Amount		Percent of Total
	2024	2023	2024	2023
OpRegen®	$6,081	$5,488	49%	35%
OPC1	3,491	6,214	28%	39%
ANP1	2,200	2,012	18%	13%
PNC1	156	487	1%	3%
RND1	394	754	3%	5%
Other programs and non-program expenses	150	750	1%	5%
Total research and development expenses	$12,472	$15,705	100%	100%

Research and development expenses. For the twelve months ended December 31, 2024, the $3.2 million year-over-year decrease in total research and development expenses is mainly attributable to: (i) a $2.7 million decrease for our OPC1 program as compared to the prior year primarily due to delays in obtaining clearance from the FDA to proceed with the DOSED study; (ii) a $0.5 million decrease for our preclinical programs; (iii) a $0.6 million decrease for our other research and development programs; and (iv) partially offset by a $0.6 million increase for our OpRegen program.

General and administrative expenses. For the twelve months ended December 31, 2024, the $0.9 million year-over-year increase in general and administrative expenses was primarily attributable to (i) a $0.6 million increase in stock-based compensation; (ii) a $0.4 million increase in personnel costs; and (iii) partially offset by a $0.1 million overall decrease in costs incurred for services provided by third parties.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, during the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Dollar Increase	Percent Increase
Other income (expenses)	2024	2023	(Decrease)	(Decrease)
Interest income, net	$1,715	$1,629	$86	5%
Loss on marketable equity securities, net	(8)	(176)	168	95%
Change in fair value of warrant liability	2,128	—	2,128	100%
Foreign currency transaction loss, net	(269)	(544)	275	51%
Other income (expense), net	(670)	542	(1,212)	(224)%
Total other income (expenses)	$2,896	$1,451	$1,445	100%

Interest income, net. Interest income was greater for the year ended December 31, 2024 as compared to the prior year primarily due to a nominal increase in interest rates and average cash investment balances during 2024 .

Marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of the common stock held by us which could impact our net income or loss reported in our consolidated statements of operations for a particular reporting period. These shares are carried at fair market value on our consolidated balance sheet. See Note 4 (Marketable Securities) to our consolidated financial statements included in this report for additional information regarding our marketable equity securities. For the twelve months ended December 31, 2024 and 2023, Lineage recognized a net loss on marketable equity securities of $8,000 and $176,000, respectively, primarily related to changes in the fair market value of the securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering are valued at each reporting period end date while the warrants are outstanding using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are recorded in the consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the year ended December 31, 2024, the Company recorded a $2.1 million change in the fair value of the warrants. There was no comparable change recorded in 2023.

Foreign currency transaction loss, net. Foreign currency transaction loss, net, for each of the years ended December 31, 2024 and 2023 consisted of net foreign currency transaction gains and losses primarily recognized by our subsidiaries CCN and ES Cell International Pte. Ltd. (“ESI”). The functional currency of CCN and ESI is the Israeli New Shekel (“ILS”) and the Singapore Dollar (“SGD”), respectively. For the years ended December 31, 2024 and 2023, the net foreign currency transaction losses were $0.3 million and $0.5 million, respectively. The majority of the net foreign currency transaction losses were generated by CCN’s intercompany notes payable and notes receivable with Lineage, which is U.S. dollar-denominated. The year-over-year net decrease in foreign currency transaction losses was the result of the combined impact of: (i) changes in intercompany balances in 2024 as compared to 2023, and (ii) volatility of the ILS and SGD as compared to the U.S. dollar during 2024 and 2023.

Other income (expenses), net. For the year ended December 31, 2024, the Company recorded $0.7 million related to the allocated transaction costs for warrants issued in connection with the November 2024 registered direct offering. No comparable expense was recorded in the prior year. For the year ended December 31, 2023, the Company recorded an employee retention credit of $0.5 million, and no comparable credit was recorded in 2024. The employee retention credit is a payroll tax refund per employee, under the Coronavirus Aid, Relief, and Economic Security Act which was designed by the U.S. Treasury Department to assist businesses that retained employees during the COVID pandemic. The Company qualified for this credit due to a decline in the quarterly revenue during 2020 and 2021 as compared to the same quarterly period in 2019.

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

Lineage recorded a $1.8 million deferred tax benefit due to the ability to offset certain deferred tax assets against the deferred tax liability associated with in-process research and development (“IPR&D”), and the related release of the valuation allowance in the first quarter of 2023. It was determined that a portion of the deferred tax liability related to the indefinite lived assets may be realized prior to the expiration of certain pre 2018 net operating losses. Lineage did not record a deferred tax benefit for the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

As of December 31, 2024, our accumulated deficit was $403.5 million. For the year ended December 31, 2024, we incurred a loss from operations of $21.5 million and had negative cash flow from operations of $23.1 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of December 31, 2024, we had $47.8 million in cash, cash equivalents and marketable securities. During the year ended December 31, 2024 we raised approximately $35.6 million in net proceeds through registered direct offerings that closed in February and in November 2024. In January 2025, we received an additional $5.5 million in net proceeds at the second closing of the November 2024 registered direct offering. We may receive up to an additional $36 million in gross proceeds upon the full cash exercise of OpRegen clinical milestone-linked warrants which each have an exercise price of $0.91 per share, that were issued in the registered direct offering we announced in November 2024. However, no assurances can be given that any portion of such warrants will be exercised, or if exercised, that they will be exercised on a cash basis.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

During the year ended December 31, 2024, we issued and sold 55,830 common shares under our at-the-market offering program for gross proceeds of $70,000. As of December 31, 2024, $39.97 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our consolidated financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash provided by (used in):
Operating activities	$(23,092)	$(28,566)
Investing activities	(2,308)	46,449
Financing activities	35,857	6,423
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(250)
Net increase in cash, cash equivalents, and restricted cash	$10,362	$24,056

Cash Used In Operating Activities

Net cash used in operating activities in 2024 was $23.1 million and consisted of a net loss of $18.6 million plus the net changes in operating assets and liabilities of $8.8 million offset by $4.3 million in non-cash adjustments. The net changes in operating assets and liabilities was primarily due to a $7.7 million reduction in deferred revenues and $1.7 million reduction in accounts payable and accrued liabilities. The non-cash adjustments of $4.3 million were primarily due to stock-based compensation and depreciation, partially offset by the change in the fair value of the warrant liability.

Net cash used in operating activities was $28.6 million for the year ended December 31, 2023, which primarily reflects the loss from operations of $24.7 million plus the changes in operating assets and liabilities of $10.8 million. These items were offset by non-cash expenses of $4.6 million for stock-based compensation and $0.8 million for depreciation and amortization. The foreign currency remeasurement and deferred tax benefit had no effect on cash flows.

Cash (Used In) Provided by Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $2.3 million and primarily consisted of cash used to purchase U.S. Treasury securities, net of proceeds from maturities of U.S. Treasury securities.

Cash provided by investing activities for the year ended December 31, 2023 was $46.4 million and consisted of $63.3 million in proceeds from the maturity of U.S. Treasury securities during the period and $0.2 million in proceeds from the sale of marketable equity securities, partially offset by $16.4 million used to purchase U.S. Treasury securities and $0.7 million used to purchase equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $35.9 million and primarily consisted of net proceeds from the sale of our common shares in registered direct offerings and under our at-the-market offering program.

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

Our obligations to licensors under license agreements and to government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones, including those related to the Roche Agreement. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement, see Note 13 (Commitment and Contingencies) to the consolidated financial statements included in this report for additional information. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of December 31, 2024, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As discussed in “Part I—Item 1. Business—Grants from Government Entities,” above, we have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of December 31, 2024, the aggregate cap amount was approximately $95.4 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of December 31, 2024, we have not included any future financial obligations due to the IIA under the Innovation Law in our consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information.

As of December 31, 2024, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.6 million of rent payments will become due, of which $1.2 million will become due in 2025.

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

We believe that our $47.8 million in cash, cash equivalents and marketable securities at December 31, 2024, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our consolidated financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under rules and regulations of the SEC, as a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Lineage Cell Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lineage Cell Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the (consolidated) financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the (consolidated) financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition based on a cost input measure of progress

As described in Note 3 to the consolidated financial statements, the Company recorded deferred revenue of $20.6 million as of December 31, 2024 and revenue of $8.1 million for the year ended December 31, 2024 from a collaboration agreement. The Company concluded the grant of licenses for the Company’s technology or programs, research and development services, and services or obligations in connection with participation in research or steering committees represent a combined performance obligation for which the Company recognizes collaboration revenues as the services are performed over time. The Company used a cost-based input method to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period.

We identified revenue recognition based on a cost input measure of progress as a critical audit matter because of the significant judgment required by management to estimate total costs to complete and measure the progress toward completion of the performance obligation. This, in turn, led to a high degree of auditor judgment and increased audit effort in performing procedures to evaluate key assumptions, including the use of a subject matter expert on technical accounting matters.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures included the following, among others:

•
Inspecting, on a test basis, supporting documentation for costs incurred which are used to measure progress toward completion and to calculate revenue recognition.
•
With the assistance of a subject matter expert on technical accounting matters, reviewing the collaboration agreement and management’s analysis to evaluate the reasonableness of management’s accounting conclusion to recognize revenue each period based on a cost-based input method to measure progress toward completion.
•
Inquiring with research and development personnel to evaluate factors related to the nature of the work to be performed and their impact on the total contract costs to be incurred, including progress to date and the estimate of remaining contract costs.
•
Performing a retrospective review to assess the Company’s historical estimates of remaining costs to complete the research and development services.
•
Recalculating the corresponding revenue recognized each period based on the cost-based input method to measure progress toward completion of the performance obligation.

/s/ Moss Adams LLP

San Diego, California

March 10, 2025

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Lineage Cell Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lineage Cell Therapeutics, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We served as the Company's auditor from 2014 to 2024.

San Francisco, California

March 7, 2024

Except for Note 15, as to which the date is

March 10, 2025

PCAOB ID Number 100

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,789	$35,442
Marketable securities	2,016	50
Accounts receivable, net	638	745
Prepaid expenses and other current assets	2,554	2,204
Total current assets	50,997	38,441

NONCURRENT ASSETS
Property and equipment, net	2,251	2,245
Operating lease right-of-use assets	2,144	2,522
Deposits and other long-term assets	614	577
Goodwill	10,672	10,672
Intangible assets, net	46,540	46,562
TOTAL ASSETS	$113,218	$101,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,437	$6,270
Operating lease liabilities, current portion	1,097	830
Finance lease liabilities, current portion	55	52
Deferred revenues, current portion	7,388	10,808
Total current liabilities	13,977	17,960

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	14,433	18,693
Operating lease liabilities, net of current portion	1,295	1,979
Finance lease liabilities, net of current portion	67	91
Warrant liabilities	6,161	—
TOTAL LIABILITIES	36,206	38,996

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Common shares, no par value, 450,000 shares authorized as of December 31, 2024 and 2023; 220,416 and 174,987 shares issued and outstanding as of December 31, 2024 and 2023, respectively	484,722	451,343
Accumulated other comprehensive loss	(2,876)	(3,068)
Accumulated deficit	(403,465)	(384,856)
Lineage's shareholders’ equity	78,381	63,419
Noncontrolling deficit	(1,369)	(1,396)
Total shareholders’ equity	77,012	62,023
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$113,218	$101,019

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended December 31,
	2024	2023
REVENUES:
Collaboration revenues	$8,149	$7,588
Royalties, license and other revenues	1,350	1,357
Total revenues	9,499	8,945

OPERATING EXPENSES:
Cost of sales	334	671
Research and development	12,472	15,705
General and administrative	18,171	17,302
Total operating expenses	30,977	33,678
Loss from operations	(21,478)	(24,733)

OTHER INCOME (EXPENSES):
Interest income, net	1,715	1,629
Loss on marketable equity securities, net	(8)	(176)
Change in fair value of warrant liability	2,128	—
Foreign currency transaction loss, net	(269)	(544)
Other income (expense), net	(670)	542
Total other income (expenses)	2,896	1,451

LOSS BEFORE INCOME TAXES	(18,582)	(23,282)

Provision for income tax benefit	—	1,803

NET LOSS	(18,582)	(21,479)

Net (income) loss attributable to noncontrolling interest	(27)	(7)

NET LOSS ATTRIBUTABLE TO LINEAGE	$(18,609)	$(21,486)

Net loss per common share attributable to Lineage basic and diluted	$(0.09)	$(0.12)

Weighted-average common shares used to compute basic and diluted net loss per common share	200,193	172,663

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
NET LOSS	$(18,582)	$(21,479)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	189	353
Unrealized gain on marketable debt securities	3	150
COMPREHENSIVE LOSS	(18,390)	(20,976)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(27)	(7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(18,417)	$(20,983)

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2022	170,093	$440,280	$(363,370)	$(1,403)	$(3,571)	$71,936
Shares issued through ATM financing	4,775	6,625	—	—	—	6,625
Financing related fees	—	(221)	—	—	—	(221)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	53	(37)	—	—	—	(37)
Shares issued upon exercise of stock options	66	56	—	—	—	56
Stock-based compensation	—	4,640	—	—	—	4,640
Unrealized gain on marketable debt securities	—	—	—	—	150	150
Foreign currency translation adjustment	—	—	—	—	353	353
Net loss	—	—	(21,486)	7	—	(21,479)
BALANCE - December 31, 2023	174,987	451,343	(384,856)	(1,396)	(3,068)	62,023
Shares issued through registered direct financings	45,041	29,711	—	—	—	29,711
Shares issued through ATM financing	56	70	—	—	—	70
Financing related fees	—	(1,685)	—	—	—	(1,685)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	287	229	—	—	—	229
Stock-based compensation	—	5,077	—	—	—	5,077
Unrealized gain on marketable debt securities	—	—	—	—	3	3
Foreign currency translation adjustment	—	—	—	—	189	189
Net loss	—	—	(18,609)	27	—	(18,582)
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(18,609)	$(21,486)
Net loss attributable to noncontrolling interest	27	7
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	688	—
Loss on marketable equity securities, net	8	176
Accretion of income on marketable debt securities	(229)	(679)
Depreciation and amortization expense	587	562
Change in right-of-use assets and liabilities	(42)	91
Amortization of intangible assets	22	130
Stock-based compensation	5,077	4,640
Change in fair value of warrant liability	(2,128)	—
Deferred income tax benefit	—	(1,803)
Foreign currency remeasurement and other loss	273	600
Changes in operating assets and liabilities:
Accounts receivable	106	(446)
Prepaid expenses and other current assets	489	(418)
Accounts payable and accrued liabilities	(1,681)	(2,295)
Deferred revenue	(7,680)	(7,645)
Net cash used in operating activities	(23,092)	(28,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable equity securities	18	196
Purchases of marketable debt securities	(8,761)	(16,403)
Maturities of marketable debt securities	7,000	63,330
Purchase of equipment	(565)	(674)
Net cash (used in) provided by investing activities	(2,308)	46,449

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	229	88
Common shares received and retired for employee taxes paid	(23)	(37)
Proceeds from sale of common shares under ATM, net of offering costs	68	6,426
Proceeds from sale of common shares under registered direct financing, net of offering costs	13,889	—
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	21,919	—
Payment of financed insurance premium	(171)	—
Repayment of finance lease liabilities	(54)	(54)
Net cash provided by financing activities	35,857	6,423
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(250)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,362	24,056

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	35,992	11,936
At end of the period	$46,354	$35,992

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9	$10

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Financing costs in accounts payable and accrued liabilities	$179	$—
Fair value of warrant liability recognized upon issuance in registered direct financing	$8,289	$—
Financed insurance premium	$855	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$45,789	$35,442
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	565	550
Total cash, cash equivalents, and restricted cash	$46,354	$35,992

See accompanying notes to the consolidated financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Liquidity

We are a clinical-stage biotechnology company developing novel allogeneic, or "off-the-shelf," cell therapies for serious neurological and ophthalmic conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, delivery and manufacturing capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generated cells with desired characteristics. Functional cells developed from such lineages and which are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity.

Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

A significant area of focus is a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), under which our lead cell therapy program known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications, which they have indicated they will do in Spring 2025. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below. In December 2023, we filed an Investigational New Drug (“IND”) amendment for OPC1 as it relates to our proposed DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study, to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. In March 2024, we received written correspondence from the FDA, advising us that due to their significant workload and conflicting PDUFA priorities at the agency, its review of our IND amendment and the DOSED study protocol was still ongoing, which remained so throughout 2024. On January 31, 2025, the FDA informed us that we could proceed with the DOSED study and shortly thereafter we announced that we were initiating the study. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. UC San Diego Health, was named as the first participating site for the DOSED study. The DOSED study is expected to commence enrollment in the second quarter of 2025. See “Clinical Stage Cell Transplant Programs – OPC1,” below for additional information

Our complete pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

•
OpRegen (RG6501), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, the GAlette Study, being conducted by Genentech, for the treatment of GA secondary to AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in a Phase 1b, multicenter, open -label safety trial, the DOSED study, which is designed to test the safety and utility of a novel spinal cord delivery device in subacute and chronic SCI patients. OPC1 continues to be evaluated in long-term follow-up from two completed Phase 1 and Phase 1/2a multicenter clinical trials in thoracic and subacute cervical SCI patients.
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant currently in preclinical development for the treatment of sensorineural hearing loss.
•
PNC1, an allogeneic photoreceptor cell transplant currently in preclinical development for the treatment of vision loss due to photoreceptor dysfunction or damage.
•
RND1, a cell transplant program for an undisclosed indication, currently being developed through a gene editing collaboration with Factor Biosciences Limited.
•
A proprietary hypoimmune cell line, which may have utility in additional central nervous system indications.

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development, or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates detailed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop or partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Basis of Presentation

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation. The reclassification of these items had no impact on net loss, net loss per share, financial position or cash flows in the current or prior periods. Specifically, our reclassifications are (i) operating lease right-of-use assets are now presented separately from property and equipment, net, on the consolidated balance sheets, (ii) cost of sales are now included in operating expenses on the consolidated statements of operations, and (iii) foreign currency transaction gains (losses) are now presented separately from other income (expenses) on the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period with consideration given to materiality. Estimates and assumptions which are subject to significant judgment include those related to revenue recognition under collaborative agreements, impairment of intangible assets, deferred income taxes and tax reserves, and judgments used to determine whether warrants, at the time of their issuance, should be classified as liabilities or equity. Actual results could differ materially from those estimates.

Segments and Principles of Consolidation

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. See Note 15 (Segment Information) for additional information. Lineage’s consolidated financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of December 31, 2024.

Subsidiary	Field of Business	Lineage Ownership	Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94%(1)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%	Singapore

(1)
Includes shares owned by Lineage and ES Cell International Pte. Ltd. (“ESI”).

All material intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2024, Lineage consolidates its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s consolidated balance sheets.

Liquidity

On December 31, 2024, we had $47.8 million of cash, cash equivalents and marketable securities. On December 31, 2024, the Company had restricted cash of $0.1 million required to be set aside for its corporate credit card facility. Additionally, Cell Cure Neuroscience, Ltd. (“CCN”) has restricted cash related to its lease. See Note 13 (Commitments and Contingencies). Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our consolidated financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of December 31, 2024, $39.97 million remained available for sale under our at-the-market offering program ("ATM"). See Note 10 (Shareholders’ Equity) for additional information.

As of December 31, 2024, we had $2.0 million of marketable securities. We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale and subsequent sales of securities by the entities. In addition, the value of our marketable securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from pandemics, geopolitical conflicts, political and economic instability, rising inflation and interest rates, and other macroeconomic factors.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of December 31, 2024, we have not included these commitments on our consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof are not fixed and determinable.

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

2. Significant Accounting Policies

Cash and cash equivalents – Lineage considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, Lineage had $21.6 million and $21.0 million in money market funds, respectively, considered to be cash equivalents. Additionally, as of December 31, 2024 and 2023, Lineage had $17.4 and $8.9 million in marketable debt securities, classified as cash equivalents due to their original maturity of three months or less at the time of purchase.

Restricted cash – At December 31, 2024 and 2023, the Company had restricted cash of $0.1 million required to be set aside for its corporate credit card facility. Additionally, CCN has restricted cash related to its office lease. See Note 13 (Commitments and contingencies).

Marketable debt securities - Lineage accounts for its holdings of U.S. Treasury securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-50, Debt Securities. Marketable debt securities purchased with an original maturity of three months or less have been classified as cash equivalents and those purchased with an original maturity of more than three months have been classified as “available-for-sale” and are carried at estimated fair value on the consolidated balance sheet. Unrealized gains and losses are excluded from earnings and are included in other comprehensive income or loss and reported as a separate component of stockholders’ equity or deficit until realized. Realized gains or losses on available-for-sale debt securities are included in other income (expense). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, together with interest on securities, are included in interest income on the Company’s consolidated statement of operations. The cost of securities sold is based on the specific-identification method. In accordance with the Company’s investment policy, management invests in debt securities with high credit quality, including U.S. government securities.

Any unrealized losses attributable to current expected credit loss (“CECL”) would be recorded through an allowance for credit losses, limited to the amount by which the fair value is below amortized cost, with the offsetting amount recorded in other income or expense in the consolidated statement of operations. To date, no such credit losses have occurred or have been recorded. Unrealized losses not attributable to an expected credit loss and unrealized gains on investments are recorded in other comprehensive income (loss) on the consolidated statements comprehensive loss. Realized gains and losses, if any, on investments classified as available-for-sale securities are included in other income or expense. The amortized cost of investments classified as available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest. See Note 4 (Marketable Securities) for additional information.

Marketable equity securities - Lineage accounts for the shares it holds in HBL Hadasit Bio-Holdings Ltd (“HBL”) and OncoCyte Corporation (“OCX”) as marketable equity securities in accordance with ASC 320-10-25, Investments – Debt and Equity Securities, as amended by Accounting Standards Update (“ASU”) 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, further discussed below.

The HBL shares have a readily determinable fair value quoted on the Tel Aviv Stock Exchange (“TASE”) under the trading symbol “HDST” where share prices are denominated in New Israeli Shekels (NIS). Lineage has not owned any shares of OCX since June 30, 2024. Shares of OCX have readily determinable fair values quoted on the NYSE American under trading symbol “OCX”.

Accounts receivable, net – Net accounts receivables amounted to $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively. Net trade receivables include an allowance for credit losses of approximately zero and $0.1 million as of December 31, 2024 and 2023, for those amounts deemed uncollectible by Lineage. Lineage establishes an allowance for credit losses based on the evaluation of the collectability of its receivables using a variety of factors, including the length of time receivables are past due, significant events that may impair the customer’s ability to pay, such as a bankruptcy filing or deterioration in the customers operating results or financial position, and historical experience. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Accounts receivable, net is primarily comprised of royalty-based revenue and other service revenue. Lineage has deemed the risk of customer default within its royalty-based revenues to be low, as the receivable amounts: i) are based on estimates and/or reports directly communicated by its royalty-related sublicensees, and ii) have not historically been impacted by macro-economic uncertainties (i.e., interest rates, inflation, GDP growth) as it relates to collectability. As such, a credit loss allowance per the provisions of CECL is not determined to be necessary. Lineage has deemed the risk of customer default within the other service revenues to be low primarily due to customer creditworthiness.

Concentrations of credit risk, significant sources of supply, and significant customers – Financial instruments that potentially subject Lineage to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable debt securities. Lineage limits the amount of credit exposure of cash balances by maintaining its accounts in high credit quality financial institutions. Cash equivalent deposits with financial institutions may occasionally exceed the limits of insurance on bank deposits; however, Lineage has not experienced any losses on such accounts. Lineage mitigates its credit exposure on marketable debt securities by investing in short term U.S. Treasuries securities.

Lineage relies on single-source, third-party suppliers for a few key components of our product candidates. If these single-source, third-party suppliers are unable to continue providing a key component, the initiation or progress of any clinical studies of its product candidates may be impeded.

For the years ended December 31, 2024 and 2023, $8.1 million and $7.6 million, respectively, of the Company’s total revenue came from our collaboration under the Roche Agreement.

Property and equipment, net – Property and equipment, including finance lease right-of-use assets, are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized using the straight-line method over the estimated useful life of the asset, ranging from 3 to 10 years. Finance lease right-of-use assets are amortized over the lease term. Leasehold improvements are amortized over the shorter of the useful life or the lease term. See Note 5 (Property and Equipment, Net) for additional information.

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

Intangible assets – Intangible assets, consisting primarily of acquired patents, patent applications, and licenses to use certain patents are stated at acquired cost, less accumulated amortization. Amortization expense is computed using the straight-line method over the estimated useful lives of the assets, generally over 5 to 10 years.

Impairment of long-lived assets – Long-lived assets, including property and equipment and intangible assets, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, Lineage evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The Company did not recognize any impairment losses for the years ended December 31, 2024 and 2023.

Leases - We account for leases in accordance with ASC 842, Leases. We determine if an arrangement is a lease at inception. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Under the available practical expedients for the adoption of ASC 842, we account for the lease and non-lease components as a single lease component. We recognize right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than twelve months in the consolidated balance sheet. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating and finance lease ROU assets also includes any lease payments made and excludes lease incentives. Our lease terms used to determine operating and finance lease ROU assets and liabilities may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Lease expense for finance lease payments is recognized as amortization of ROU assets and related interest. Operating leases ROU assets are included in noncurrent assets and finance leases ROU assets are included in property and equipment; finance and lease liabilities are included in the current and long-term liabilities in the consolidated balance sheets.

Accounting for warrants - The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common shares, whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. Liability and equity-classified warrants are valued using a Black-Scholes option pricing model at issuance, and for liability-classified warrants, at each reporting period end date while the warrants are outstanding. Changes in fair value of liability-classified warrants are recorded in the consolidated statements of operations, and reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows. See Note 10 (Shareholders’ Equity) for additional information.

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

Foreign currency translation adjustments and other comprehensive income or loss - In countries in which Lineage operates where the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting foreign currency translation adjustments are recorded as other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income or loss and included as a component of accumulated other comprehensive income or loss on the consolidated balance sheets. Foreign currency translation adjustments are primarily attributable to CCN and ESI, Lineage’s consolidated foreign subsidiaries. For the years ended December 31, 2024 and 2023, the total comprehensive loss includes gains from foreign currency translation adjustments, of $0.2 million and $0.4 million, respectively, net of an insignificant amount of tax. As of December 31, 2024 and 2023, we had cumulative translation adjustments of $2.5 million and $2.7 million, respectively, net of an insignificant amount of tax.

Foreign currency transaction gains and losses - For transactions denominated in other than the functional currency of Lineage or its subsidiaries, Lineage recognizes transaction gains and losses in the consolidated statements of operations and classifies the gain or loss based on the nature of the item that generated it. Lineage’s foreign currency transaction gains and losses are primarily generated by CCN’s and ESI’s intercompany debt owed to Lineage which is U.S. dollar-denominated, while the functional currency is the Israeli New Shekel (“ILS”) and the Singapore Dollar (“SGD”), respectively. At each balance sheet date, Lineage remeasures the intercompany debt using the current exchange rate at that date pursuant to ASC 830, Foreign Currency Matters.

Revenue recognition from royalties, license and other revenues - For agreements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, Lineage recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Lineage estimates and recognizes royalty revenues based on all available information, including estimates provided by the customer or licensee from which Lineage obtains such estimates directly for each reporting period. Actual revenues ultimately received may differ from those estimates recorded and are adjusted in the period when information on actuals is available to Lineage.

Revenue Recognition from collaborative agreements - At contract inception, we review collaborative agreements to determine if the accounting treatment falls under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), or ASC Topic 808, Collaborative Arrangements (“ASC 808”). For agreements that may be within the scope of ASC 808, we may analogize to ASC 606 for some aspects of the agreements. If elements of the collaboration reflect a vendor-customer relationship, then those elements are within the scope ASC 606. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

The Company determines revenue recognition for agreements within the scope of Topic 606 in accordance with ASU 2014-09, Revenues from Contracts with Customers (Topic 606), and in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration it is entitled to receive in exchange for such product or service. In doing so, Lineage follows a five-step approach: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the customer obtains control of the product or service. Lineage considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. Lineage applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

•
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
•
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
•
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
•
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

The Company recognizes share-based compensation for equity awards granted to employees, non-employee director and consultants as an expense on the consolidated statements of operations. Share-based compensation is recognized over the requisite service period of the individual awards using the straight-line attribution method, which generally equals the vesting period. Employees stock options primarily have a ten-year life and generally vest 25% on the first anniversary of the grant and in 1/36th equal installments on each monthly anniversary thereafter, such that options are fully vested on the four-year anniversary of the date of grant. The exercisability and vesting periods of options granted to directors and consultants vary. Restricted stock units subject to time-based vesting generally vest in four equal annual installments beginning on the first anniversary of the grant date. Restricted stock units subject to performance-based vesting will vest in connection with the achievement of certain development milestones (see Note 11 (Stock-Based Awards) for additional details).

For employee, non-employee director and consultant stock options, we utilize the Black-Scholes option pricing model for valuing share-based payment awards. Lineage’s determination of fair value of share-based payment awards on the date of grant using that option-pricing model is affected by the price of Lineage’s common shares as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to: (i) the expected stock price volatility over the term of the awards, based upon our historical volatility; (ii) the expected term of options granted, which is derived using the simplified method, which is an average of the contractual term of the option and its vesting period, as we do not have sufficient historical exercise data upon which to estimate the expected term; and (iii) the risk-free rate, which is based on the U.S. Treasury yield in effect at the time of grant for U.S. Treasury notes with maturities similar to the expected term of the awards. Stock option forfeitures are accounted for as they occur.

For restricted stock units (“RSUs”) subject to service and/or performance vesting conditions, the grant-date fair value is established based on the closing price of Lineage’s common shares on such date. Stock-based compensation expense for RSUs subject to only service conditions is recognized on a straight-line basis over the service period. Stock-based compensation expense for RSUs with both service and performance conditions is recognized on a graded basis only if it is probable that the performance condition will be achieved. Lineage accounts for forfeitures of RSUs as they occur in determining stock-based compensation expense.

Although the fair value of employee stock options and RSUs are determined in accordance with FASB guidance, changes in the assumptions can materially affect the estimated value and therefore the amount of compensation expense recognized in the consolidated financial statements.

Income taxes - Lineage accounts for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which prescribe the use of the asset and liability method, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. ASC 740 guidance also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. Lineage files a U.S. federal income tax return as well as California combined and foreign income tax returns. Lineage’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If Lineage assumptions, and consequently the estimates, change in the future with respect to Lineage’s own deferred tax assets and liabilities, the valuation allowance may be increased or decreased, which may have a material impact on Lineage’s consolidated financial statements. Lineage recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense; however, no amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. We provided a reserve against our federal and California research and development credits generated. The carryforward amounts for these credits have been reported net of these reserves. Accordingly, no accrued interest and penalties related to unrecognized tax benefits have been recorded as of December 31, 2024 and 2023.

On December 22, 2017, the United States enacted major federal tax reform legislation, Public Law No. 115-97, commonly referred to as the 2017 Tax Cuts and Jobs Act (“2017 Tax Act”), which enacted a broad range of changes to the Internal Revenue Code. Beginning in 2018, the 2017 Tax Act subjects a U.S. stockholder to tax on Global Intangible Low Tax Income (“GILTI”) earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. shareholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the Company’s pre-GILTI U.S. income. See Note 12 (Income Taxes) for additional information.

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

For the years ended December 31, 2024 and 2023, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	26,726	21,663
Restricted stock units	501	668
Warrants	33,158	—

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and its adoption did not have a significant impact on our consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted, and is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

3. Revenue

Our disaggregated revenues were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenues under collaborative agreements
Upfront license fees (1)	$8,149	$7,588
Total revenues under collaborative agreements	8,149	7,588

Royalties, license and other revenues (2)	1,350	1,357

Total revenue	$9,499	$8,945

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period. This revenue originated from the $50.0 million upfront payment under the Roche Agreement.
(2)
Of the royalties, license and other revenues recognized each period, $30,000 and $87,000 was included within deferred revenues as contract liabilities as of January 1, 2024 and 2023, respectively.

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

For contracts with customers including collaboration partners which are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of December 31, 2024 was $25.6 million, of which $21.8 million is reported as deferred revenues. The $25.6 million is expected to be substantially converted to revenue by December 2026.

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net - beginning of the year (1)	$676	$297
Accounts receivable, net - end of the period (1)	$638	$676

Contract liabilities (1)
Deferred revenues - beginning of the year	$29,501	$37,146
Deferred revenues - end of the period (2)	$21,821	$29,501

(1)
Excludes grants receivable which are outside the scope of ASU 2014-09.
(2)
Deferred revenue related to the Roche Agreement was $20.6 million as of December 31, 2024.

The following table presents amounts under our collaboration agreements included in the transaction price (i.e., cumulative amounts triggered or probable) as of December 31, 2024 (in thousands):

	Upfront(1)	Development(2)	Reimbursements (3)	Total
Collaboration partner and agreement date:
ITI (April 2021)(4)	$500	$500	$2,220	$3,220
Roche (December 2021)(5)	50,000	—	—	50,000
Total amounts under our collaboration agreements included in the transaction price	$50,500	$500	$2,220	$53,220

(1)
Upfront license fees.
(2)
Event-based development and regulatory milestones amounts.
(3)
Reimbursements and costs-sharing payments.
(4)
Regarding the accounting treatment for the Immunomic Therapeutics, Inc.("ITI") collaborative agreement, the license and related development deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs in the work plan. The regulatory milestones are variable considerations that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable considerations that will not be included in the transaction price until the related commercialization and sales have occurred. The cost reimbursements are considered variable consideration and are included in the transaction price. Revenues related to the cost reimbursements are presented gross on the consolidated statement of operations instead of a reduction to the costs being reimbursed. We currently estimate the unsatisfied performance obligations within the contract to be completed during the year ending December 31, 2025.
(5)
Regarding the accounting treatment for the Roche Agreement collaboration, the license, technology transfer and related clinical deliverables were determined to be highly interdependent and interrelated and have been combined as one performance obligation. Delivery is determined to be over time and revenue will be recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. A material customer option for additional goods and services was included in the transaction price, and $12.0 million of the transaction price was allocated to the second performance obligation. The option will be recognized when the customer exercises the option or when this option expires. Regulatory and development milestones are variable considerations that are fully constrained until the uncertainty of each milestone has been resolved. Sales-based milestones and royalties are variable considerations that will not be included in the transaction price until the related commercialization milestones and sales targets have occurred. We currently estimate the unsatisfied performance obligations within the contract to be substantially completed by December 31, 2026.

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s consolidated balance sheet (in thousands):

	December 31, 2024	December 31, 2023
Marketable debt securities
Included within cash and cash equivalents	$17,432	$8,856
Included within marketable securities	$1,992	$—
Marketable equity securities
Included within marketable securities	$24	$50

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$19,420	$4	$—	$19,424
Total	$19,420	$4	$—	$19,424

	December 31, 2023
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$8,855	$1	$—	$8,856
Total	$8,855	$1	$—	$8,856

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of December 31, 2024 and 2023. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable debt securities to their maturity.

As of December 31, 2024, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$19,420	$19,424
Total available-for-sale debt securities	$19,420	$19,424

Marketable Equity Securities

Marketable equity securities are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities have consisted of shares of common stock of OCX and of HBL. All share prices are determined based on the closing price of OCX and HBL common stock on the last trading day of the applicable quarter. Lineage has not owned any shares of OCX since June 30, 2024.

The following table represents the realized and unrealized loss on marketable equity securities for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Loss on marketable equity securities, net	$(8)	$(176)
Less: Loss recognized in earnings on marketable equity securities sold	4	23
Unrealized loss recognized on marketable equity securities held at end of period, net	$(4)	$(153)

5. Property and Equipment, Net

At December 31, 2024 and 2023, property and equipment, net was comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Equipment, furniture and fixtures	$4,131	$3,614
Leasehold improvements	2,300	2,313
Right-of-use assets - finance lease	204	198
Accumulated depreciation and amortization	(4,384)	(3,880)
Property and equipment, net	$2,251	$2,245

Depreciation and amortization expense was $587,000 and $562,000 for the years ended December 31, 2024 and 2023, respectively. These amounts include amortization expense for right-of-use finance lease assets of $55,000 and $50,000 for the years ended December 31, 2024 and 2023, respectively.

6. Goodwill and Intangible Assets, Net

At December 31, 2024 and 2023, goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
	46,540	46,540
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Accumulated amortization (4)	(19,603)	(19,581)
	—	22

Intangible assets, net	$46,540	$46,562

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
(3)
Asterias had royalty cash flows under patent families it acquired from Geron Corporation. Such patent families are expected to continue to generate revenue, are not used in the OPC1 or the VAC platform, and are considered to be separate intangible assets under ASC Topic 805, Business Combinations.
(4)
The acquired patents and acquired royalty contracts were fully amortized as of the end of the first quarter of 2024.

Lineage recognized $22,000 and $130,000 in amortization expense of intangible assets during each of the years ended December 31, 2024 and 2023, respectively.

7. Accounts Payable and Accrued Liabilities

At December 31, 2024 and 2023, accounts payable and accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$1,174	$2,050
Accrued compensation	3,066	3,123
Accrued liabilities	1,197	1,097
Total	$5,437	$6,270

8. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value in accordance with (ASC 820-10-50), Fair Value Measurements and Disclosures:

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,570	$21,570	$—	$—
Marketable debt securities (1)	17,432	17,432	—	—
Marketable debt securities	1,992	1,992	—	—
Marketable equity securities (2)	24	24	—	—
Total assets measured at fair value	$41,018	$41,018	$—	$—
Liabilities:
Warrant liabilities (3)	$6,161	$—	$—	$6,161
Total liabilities measured at fair value	$6,161	$—	$—	$6,161

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,029	$21,029	$—	$—
Marketable debt securities (1)	8,856	8,856	—	—
Marketable equity securities (2)	50	50	—	—
Total assets measured at fair value	$29,935	$29,935	$—	$—

(1)
Included in cash and cash equivalents in the accompanying consolidated balance sheet. Marketable debt securities purchased with an original maturity of three months or less have been classified as cash equivalents.
(2)
Lineage’s marketable equity securities include the shares of stock of OCX and HBL. Both securities have readily determinable fair values quoted on the NASDAQ or TASE (Level 1). These securities are measured at fair value and reported as current assets on the accompanying consolidated balance sheets based on the closing trading price of the security as of the date being presented. Lineage has not owned any shares of OCX since June 30, 2024.
(3)
In determining fair value of the liability classified warrants, Lineage utilizes a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurement.

The following table sets forth a summary of changes to Level 3 fair value measurements for the year ended December 31, 2024 (in thousands):

Common Share Warrant Liabilities
Balance - December 31, 2023	$—
Issued	8,289
Change in fair value of warrant liability recognized in the consolidated statement of operations	(2,128)
Balance - December 31, 2024	$6,161

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities for the year ended December 31, 2024, were as follows:

December 31, 2024
Expected stock price volatility	69.70% - 71.18%
Risk-free interest rate	4.27% - 4.30%
Expected dividend yield	—
Expected term (in years)	3.39 – 3.50

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. The expected term represents the period from the warrant issuance to the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied.

9. Related Party Transactions

In connection with the putative shareholder class action lawsuits filed in February 2019 and October 2019 challenging the Asterias Merger (see Note 13 (Commitments and Contingencies)), Lineage agreed to pay the expenses for the legal defense of Neal Bradsher, a member of the Lineage board of directors, Broadwood Partners, L.P. (“Broadwood Partners”), a shareholder of Lineage and an affiliate of Mr. Bradsher, and Broadwood Capital, Inc., which serves as the general partner of Broadwood Partners, all of whom were named defendants in the lawsuits, prior to being dismissed. From inception of the matter through July 2023, Lineage incurred approximately $626,000 in legal expenses on behalf of the foregoing parties, and since then Lineage has not incurred any additional such expenses.

On February 6, 2024, Lineage entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of Lineage’s common shares. The offering price was $1.04 per common share. The offering closed on February 8, 2024. Broadwood Partners purchased 6,730,770 common shares in the offering and Don Bailey, a member of Lineage’s board of directors, purchased 96,155 shares in the offering.

On November 19, 2024, Lineage entered into securities purchase agreements with certain unaffiliated healthcare focused institutional investors and with Broadwood Partners relating to the purchase and sale in a registered direct offering of an aggregate of up to 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant. In January 2025, following receipt of stockholder approval of the issuance of our common shares and accompanying warrant pursuant to the terms of the securities purchase agreement between us and Broadwood Partners, Broadwood Partners purchased 7,894,737 common shares and an accompanying warrant to purchase an aggregate of up to 7,894,737 common shares. Such warrant will be exercisable for one common share at an exercise price of $0.91 per common share commencing on May 21, 2025 and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. As of December 31, 2024 and 2023, there were no preferred shares issued or outstanding.

Common Shares

At December 31, 2024, Lineage was authorized to issue 450,000,000 common shares, no par value. As of December 31, 2024 and 2023, there were 220,416,326 and 174,986,671 common shares issued and outstanding, respectively.

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

Prior to its termination in March 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million. During the three months ended March 31, 2024, Lineage sold 30,000 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.23 for gross proceeds of $37,000. During the three months ended June 30, 2024, Lineage sold 25,830 common shares under the 2024 Prospectus Supplement at a weighted average price per share of $1.30 for gross proceeds of $33,000. Lineage did not sell any common shares under the 2024 Prospectus Supplement during the six months ended December 31, 2024. As of December 31, 2024, $39.97 million remained available for sale under the 2024 Prospectus Supplement.

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

February 2024 Registered Direct Offering

On February 6, 2024, Lineage entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of Lineage’s common shares. The offering price was $1.04 per common share. The offering closed on February 8, 2024 with gross proceeds of $14.0 million. Finance related fees for this offering totaled approximately $0.1 million. See Note 9 (Related Party Transactions) for shares issued in this offering to a related party.

November 2024 Registered Direct Offering

On November 19, 2024, we entered into securities purchase agreements with unaffiliated healthcare focused institutional investors and with Broadwood Partners relating to the purchase and sale in a registered direct offering of an aggregate of up to 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant.

On November 21, 2024, we closed the first tranche of the offering and in connection therewith we issued to the unaffiliated healthcare focused institutional investors an aggregate of 31,578,951 common shares and accompanying warrants to purchase an aggregate of up to 31,578,951 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant. Each warrant is exercisable for one common share at an exercise price of $0.91 per common share and will be exercisable beginning May 21, 2025 and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen® (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants also provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement. The aggregate gross proceeds from this closing was $24 million, with $2.3 million for related issuance costs. The warrants issued at this closing had a fair value of approximately $7.9 million at issuance and are classified as warrant liabilities in the Company’s consolidated financial statements. See Note 8 (Fair Value Measurements) for additional information.

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we closed the second tranche of the offering and in connection therewith we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase an aggregate of up to 7,894,737 common shares, at a combined purchase price of $0.76 per common share and accompanying warrant. The terms of such warrant are substantially the same as those described above. The aggregate gross proceeds from this closing was $6 million, with approximately $0.5 million for related issuance costs. See Note 8 (Fair Value Measurements) for additional information.

We entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best efforts basis, in connection with the offering described above. Pursuant to the engagement letter, we paid Wainwright a cash fee equal to 7% of the aggregate gross proceeds and a management fee equal to 1.0% of the aggregate gross proceeds we received at each closing. In addition, at each closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issued to Wainwright (or its designees) have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase 1,973,684 of our common shares. The warrants issued to Wainwright (or its designees) in connection with the first closing had a fair value of approximately $0.4 million at issuance and are classified as warrant liabilities in the Company’s consolidated financial statements. See Note 8 (Fair Value Measurements) for additional information.

The purchase and sale of our common shares and accompanying warrants described above was made pursuant to the registration statement on Form S-3 (File No. 333-277758), which was declared effective by the Securities and Exchange Commission on May 14, 2024.

11. Stock-Based Awards

Equity Incentive Plan Awards

In September 2021, our shareholders approved the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan, and in September 2023, our shareholders approved an amendment to increase the number of common shares that may be issued thereunder by 19,500,000 (as amended to date, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards. All of our employees (including those of our affiliates), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 34,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan. As of December 31, 2024, there were 21,877,761 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,824	$1.42	8.63	$4
Options granted	6,584	$1.11
Options exercised	(20)	$1.40
Options expired/forfeited/cancelled	(730)	$1.34
Balance at December 31, 2024	16,658	$1.30	8.23	$—
Options exercisable at December 31, 2024	5,969	$1.42	7.5	$—
Options exercisable and expected to vest at December 31, 2024	16,658	$1.30	8.23	$—

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2023	668	$1.11
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at December 31, 2024	501	$1.24

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,839	$1.83	5.30	$1,047
Options exercised	(267)	$0.75
Options expired/forfeited/cancelled	(504)	$2.15
Balance at December 31, 2024	10,068	$1.84	4.58	$—
Options exercisable at December 31, 2024	9,784	$1.82	4.53	$—
Options exercisable and expected to vest at December 31, 2024	10,068	$1.84	4.58	$—

Stock-based Compensation Expense

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model applying the weighted-average assumptions noted in the following table:

	Year Ended December 31,
	2024	2023
Expected life (in years)	6.11	6.20
Risk-free interest rates	4.2%	4.2%
Volatility	76.2%	74.7%
Dividend yield	—	—

Operating expenses include stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$646	$794
General and administrative	4,431	3,846
Total stock-based compensation expense	$5,077	$4,640

As of December 31, 2024, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, were $8.2 million, which is expected to be recognized as expense over a weighted average period of approximately 2.4 years for stock options and 1.1 years for RSUs. For the years ended December 31, 2024 and 2023, the weighted average grant-date fair value per share for options granted during the year under the 2021 Plan was $0.77 and $1.00, respectively. No RSUs were granted in the year ended December 31, 2024 or 2023. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $135,000 and $38,000, respectively. The fair value of the options vested during the years ended December 31, 2024 and 2023 was $4,853,000 and $3,947,000, respectively.

12. Income Taxes

For the year ended December 31, 2024, Lineage did not record a tax provision or deferred tax benefit.

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

The domestic and foreign breakout of loss before net income tax benefit was as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(18,864)	$(23,402)
Foreign	282	120
Loss before net income tax benefit	$(18,582)	$(23,282)

Income taxes differed from the amounts computed by applying the indicated current U.S. federal income tax rate to pretax losses from operations as a result of the following:

	Year Ended December 31,
	2024	2023
Computed tax benefit at federal statutory rate	21%	21%
Research and development and other credits	2%	(1)%
Permanent differences	1%	(1)%
Change in valuation allowance	(34)%	(12)%
State tax benefit	10%	2%
GILTI inclusion	—%	(1)%
Income tax benefit (expense)	—%	8%

The primary components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

Deferred tax assets/(liabilities):	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$68,180	$63,461
Research and development and other credits	9,433	8,890
Patents and licenses	1,612	1,606
Stock-based compensation	3,841	3,117
Operating lease liability	233	240
Capitalized research expense	8,441	6,217
Other	1,688	1,707
Total deferred tax assets	93,428	85,238
Valuation allowance	(86,314)	(80,513)
Deferred tax assets, net of valuation allowance	7,114	4,725

Operating lease ROU assets	(219)	(221)
Intangibles	(7,168)	(4,771)
Marketable securities at fair value	—	(6)
Total deferred tax liabilities	(7,387)	(4,998)

Net deferred tax liabilities	$(273)	$(273)

Lineage has established an accrual for uncertain tax positions related to its U.S. research and development credits. As of December 31, 2024 and 2023, there was no accrued interest related to uncertain tax positions. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the period	$2,963	$—
Additions for tax positions related to the current year	190	354
Additions for tax positions related to prior years	—	2,609
Balance at the end of the period	$3,153	$2,963

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

As of December 31, 2024 and 2023, Lineage had gross federal net operating loss carryforwards, of approximately $177 million and $163.1 million, respectively. The pre-2018 federal net operating loss carryforwards expire in varying amounts between 2030 and 2037. The post-2017 federal net operating loss carryforwards can be carried forward indefinitely and can only offset 80 percent of taxable income. As of December 31, 2024 and 2023, Lineage’s foreign subsidiaries had net operating loss carryforwards of approximately $63.4 and $64.8 million, respectively, which carryforward indefinitely.

As of December 31, 2024 and 2023, Lineage has net operating losses of $213.6 million and $188.8 million, respectively for state tax purposes. The California net operating losses expire in varying amounts between 2030 and 2044.

The state of California suspended the use of NOL deductions for tax years 2024 through 2026 if the California taxable income is greater than or equal to $1 million. Accordingly, the Company may not be able to offset taxable income with their NOL carryforwards for these years. The state of California also limited the use of their research and development credits to $5 million for tax years 2024 through 2026.

As of December 31, 2024 and 2023, Lineage had research tax credit carryforwards for federal tax purposes of $4.7 million and $4.3 million, respectively. These tax credits reflect the amounts for Lineage and its’ domestic subsidiaries. For federal purposes, the credits generated each year have a carryforward period of 20 years. The federal tax credits expire in varying amounts between 2023 and 2044.

As of December 31, 2024 and 2023, Lineage had research tax credit carryforwards for California tax purposes of $4.7 million and $4.6 million, respectively. These tax credits reflect the amounts for Lineage and its’ domestic subsidiaries. The state tax credits have no expiration period.

On December 17, 2021, Lineage and its subsidiary, CCN, entered into a Collaboration and License Agreement with Roche, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies. Under the agreement Roche paid Lineage a $50.0 million upfront payment, which was received in January of 2022. See Note 13 (Commitments and Contingencies) for additional information.

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

During December 2021, in an intercompany transaction, Lineage acquired the economic rights to CCN’s interest in certain intellectual property. This transaction generated a gain to CCN of $31.7 million which was fully offset by net operating loss carryforwards in Israel. For book and California income tax purposes, this transaction eliminates in consolidation. For federal income tax purposes, the activities of our foreign subsidiaries are not included in the consolidated tax return. However, under the regulations related to global intangible low-taxed income (“GILTI”), the profits of our foreign subsidiaries may be included, see further discussion below.

The 2017 Tax Act subjects a U.S. stockholder to GILTI earned by certain foreign subsidiaries. In general, GILTI is the excess of a U.S. stockholder’s total net foreign income over a deemed return on tangible assets. The provision further allows a deduction of 50% of GILTI, however this deduction is limited to the company’s pre-GILTI U.S. income. For the years ended December 31, 2024 and 2023, Lineage’s combined foreign entities generated a profit arising from intercompany transactions. As a result, there was an inclusion of $1.2 million and $1.1 million for GILTI purposes for 2024 and 2023, respectively. The resulting net income for federal income tax purposes was fully offset by their federal net operating loss carryforwards.

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

Lineage files a U.S. federal income tax return as well as a California combined and foreign income tax returns. In general, Lineage is no longer subject to tax examination by major taxing authorities for years before 2020. Although the statute is closed for purposes of assessing additional income and tax in these years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the statute should be considered open as it relates to the NOL and credit carryforwards used in open years.

Lineage may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. Based on Lineage’s assessment, no liabilities for uncertain tax positions should be recorded as of December 31, 2024 and 2023.

Lineage’s practice is to recognize interest and penalties related to income tax matters in tax expense. As of December 31, 2024 and 2023, Lineage has no accrued interest and penalties.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). Monthly base rent for the first twelve months of the Extended Term was $25,200, and is subject to 3% annual increases. Rent was abated for months two through four of the Extended Term. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2024.

In addition to base rent, Lineage pays a pro-rata portion of increases in certain expenses, including real property taxes, utilities (to the extent not separately metered to the leased space) and the landlord’s operating expenses, over the amounts of those expenses incurred by the landlord. These pro-rata charges are expensed as incurred and excluded from the calculation of the right-of-use assets and lease liabilities.

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and was originally set to expire on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. During the extension period, the base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in deposits and other long-term assets on the consolidated balance sheet as of December 31, 2024.

CCN Leases

As of December 31, 2024, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (‘ILS”) per month (approximately $45,000 as of December 31, 2024), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease held as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $465,000 as of December 31, 2024, which is included in deposits and other long-term assets on the consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,218	$1,129
Operating cash flows from finance leases	$9	$10
Financing cash flows from finance leases	$54	$54

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597	$—
Finance leases	$36	$79

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2024	December 31, 2023
Operating leases
Right-of-use assets	$2,143	$2,522

Right-of-use lease liabilities, current	$1,097	$830
Right-of-use lease liabilities, noncurrent	1,295	1,979
Total operating lease liabilities	$2,392	$2,809

Finance leases
Right-of-use assets	$204	$198
Accumulated amortization	(89)	(67)
Right-of-use assets, net	$115	$131

Right-of-use lease liabilities, current	$55	$52
Right-of-use lease liabilities, noncurrent	67	91
Total finance lease liabilities	$122	$143

Weighted average remaining lease term
Operating leases	2.5 years	3.5 years
Finance leases	2.4 years	3.0 years

Weighted average discount rate
Operating leases	6.4%	6.5%
Finance leases	7.1%	6.9%

Future minimum lease commitments are as follows as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$1,178	$64
2026	738	39
2027	685	29
Total lease payments	2,601	132
Less imputed interest	(209)	(10)
Total	$2,392	$122

Operating lease expense was $1.1 million for the twelve months ended December 31, 2024 and 2023, respectively.

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

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via CCN, paid $12.1 million to the IIA, and $8.9 million to Hadasit Medical Research Services and Development Ltd. (“Hadasit”). Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of CCN’s agreements with Hadasit (as discussed below). The payment obligation to Hadasit was reduced by $1.9 million in accordance with the provisions of such agreements discussed below that reduce the sublicensing fee payable to Hadasit for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs are not incurred within five years after the execution of the Roche Agreement, CCN will be required to pay Hadasit 21.5% of the amount of costs not incurred.

Agreements with Hadasit and IIA

The OpRegen program was supported in part with licenses to technology obtained from Hadasit, the technology transfer company of Hadassah Medical Center, and through a series of research grants from the IIA, an independent agency created to address the needs of global innovation ecosystems. A subset of the intellectual property underlying OpRegen was originally generated at Hadassah Medical Center and licensed to CCN for further development.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of December 31, 2024, the aggregate cap amount was approximately $95.4 million.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between CCN and Hadasit, and a certain letter agreement entered into on December 17, 2021, CCN paid a sublicensing fee to Hadasit of $8.9 million or 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions), and CCN is obligated to pay Hadasit (i) a maximum of 21.5% of all milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement), and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. The letter agreement generally terminates upon the termination of the Roche Agreement.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of December 31, 2024, we have not included these commitments on our consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

On April 17, 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits CCN’s resources for the benefit of Lineage. The motion seeks an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 at which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements described in this paragraph. Accordingly, Lineage has not recorded any liabilities for these agreements as of December 31, 2024 or 2023.

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

14. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of up to 5.0% of the employee’s compensation, not to exceed eligible limits, and subject to employee participation. For each of the years ended December 31, 2024 and 2023, we incurred approximately $0.2 million in expenses related to the safe harbor contribution.

15. Segment Information

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The information in our consolidated financial statements is the only regularly provided financial information our CODM receives and there are no other significant expense categories regularly reviewed. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes revenue and functional expenses (cost of sales, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, loss on marketable equity securities, change in fair value of warrant liability, foreign currency transaction loss, and other income (expense), and the provision for income tax benefit, which are reflected in the consolidated statements of comprehensive income.

16. Enterprise-Wide Disclosures

Geographic Area Information

For the years ended December 31, 2024 and 2023 none of our revenue was generated outside of the United States.

The composition of Lineage’s long-lived tangible assets, consisting of plant and equipment, net, and operating lease right-of-use assets between those in the United States and in foreign countries, as of December 31, 2024 and 2023, is set forth below (in thousands):

	Property and equipment, net		Operating lease right-of-use assets
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
United States	$105	$156	$685	$671
Foreign (1)	2,146	2,089	1,459	1,851
Total	$2,251	$2,245	$2,144	$2,522

(1)
Assets in foreign countries principally include laboratory equipment and leasehold improvements in Israel.

17. Subsequent Events

On November 19, 2024, we entered into securities purchase agreements with unaffiliated healthcare focused institutional investors and with Broadwood Partners relating to the purchase and sale in a registered direct offering of an aggregate of up to 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant. Each warrant has an exercise price of $0.91 per share.

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we closed the second tranche of the offering and in connection therewith we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase an aggregate of up to 7,894,737 common shares, at a combined purchase price of $0.76 per common share and accompanying warrant. The terms of such warrant are the same as those described above. The aggregate gross proceeds from this closing was $6 million, with approximately $0.5 million for related issuance costs.

Pursuant to the Wainwright engagement letter, we paid Wainwright a cash fee equal to 7% of the aggregate gross proceeds and a management fee equal to 1.0% of the aggregate gross proceeds we received at this closing. In addition, at this second closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issuable to Wainwright have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase 394,736 of our common shares in connection with this closing. See Note 10 (Shareholders’ Equity) for additional information regarding the registered direct offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of that date, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the period from October 1, 2024 to December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for our 2025 annual meeting of shareholders (the “2025 Proxy Statement”), and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

		Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
PLANS OF ACQUISITION
2.01^	Agreement and Plan of Merger dated November 7, 2018, among Registrant, Patrick Merger Sub, Inc. and Asterias Biotherapeutics, Inc. (“Asterias”)	2.1	8-K	November 8, 2018	001-12830
ARTICLES OF INCORPORATION AND BYLAWS
3.01	Restated Articles of Incorporation, as amended	3.1	10-Q	May 10, 2018	001-12830
3.02	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.03	Amended and Restated Bylaws	3.1(a)	8-K	June 13, 2024	001-12830
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
4.01	Specimen of Common Share Certificate		S-1	December 18, 1991	033-44549
4.02*	Description of Capital Stock of the Registrant
4.03(a)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated November 19, 2024, between Lineage Cell Therapeutics, Inc. and the purchaser parties thereto	4.1	8-K	November 20, 2024	001-12830
4.03(b)	Form of Placement Agent Warrant	4.3	8-K	November 20, 2024	001-12830
4.03(c)*	Warrant issued to Broadwood Partners, L.P. on January 27, 2025
MANAGEMENT CONTRACTS AND COMPENSATORY PLANS
10.01+	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers	10.1	10-Q	August 11, 2022	001-12830

10.02+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and Brian Michael Culley	10.2	10-Q	November 10, 2022	001-12830
10.02(a)+	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and Brian M. Culley	10.1	10-Q	May 9, 2024	001-12830
10.03+	Amended and Restated Employment Agreement dated September 26, 2022 between Registrant and George A. Samuel III	10.3	10-Q	November 10, 2022	001-12830
10.03(a)+	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and George A. Samuel III	10.3	10-Q	May 9, 2024	001-12830
10.04+	Employment Agreement dated November 14, 2022 between Registrant and Jill A. Howe	10.7	10-K	March 9, 2023	001-12830
10.04(a)	Amendment No. 1 to Employment Agreement entered into as of March 6, 2024 between Registrant and Jill A. Howe	10.2	10-Q	May 9, 2024	001-12830
10.05+	Inducement Stock Option Agreement between Registrant and Brian Culley	10.18	10-K	March 14, 2019	001-12830
10.06+	Lineage Cell Therapeutics 2012 Equity Incentive Plan, as amended July 2015 (“2012 Plan”)	4.1	S-8	July 15, 2015	333-205661
10.06(b)+	Amendment to 2012 Plan effective June 2017	4.2	S-8	July 7, 2017	333-219204
10.06(c)+	Amendment to 2012 Plan effective July 2019	99.3	S-8	August 8, 2019	333-233132
10.06(d)+	Amendment to 2012 Plan effective August 2019	10.1	10-Q	November 12, 2019	001-12830
10.06(e)+	2012 Plan Form of Employee Incentive Stock Option Agreement	10.7	10-Q	November 12, 2013	001-12830
10.06(f)+	2012 Plan Form of Non-employee Director Stock Option Agreement	10.8	10-Q	November 12, 2013	001-12830
10.06(g)+	2012 Plan Stock Option Grant Agreement	10.2	10-Q	November 12, 2019	000-12830
10.06(h)+	2012 Plan Form of Restricted Stock Unit	10.6	10-K	March 12, 2020	001-12830
10.07+	Lineage Cell Therapeutics 2021 Equity Incentive Plan, effective as of September 2021 (“2021 Plan”)	10.1	8-K	September 15, 2021	001-12830
10.07(a)+	Amendment to 2021 Plan effective September 6, 2023	10.01	8-K	September 7, 2023	001-12830
10.07(b)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Employees and Consultants	99.2	S-8	September 28, 2021	333-259853
10.07(c)+	2021 Plan Form of Stock Option Grant Notice and Agreement for Non-Employee Directors	99.3	S-8	September 28, 2021	333-259853
10.07(d)+	2021 Plan Form of Restricted Stock Unit Award Grant Notice and Agreement	99.4	S-8	September 28, 2021	333-259853
10.08+	Executive Performance Incentive Bonus Plan, adopted September 2022	10.5	10-Q	November 10, 2022	001-12830
COMMERCIAL AGREEMENTS
10.09	Commercial License and Option Agreement between Registrant and Wisconsin Alumni Research Foundation (“WARF Agreement”)	10.1	8-K	January 9, 2008	001-12830
10.09(a)	First Amendment to WARF Agreement dated March 11, 2009	10.38	10-K	March 23, 2009	001-12830
10.10**	Second Amended and Restated License Agreement dated June 15, 2017, between Cell Cure Neurosciences, Ltd. and Hadasit Medical Research Services and Development Ltd. (“Hadasit License”)	10.1	10-Q	August 8, 2024	001-12830
10.10(a)	Amendment to Hadasit License dated January 8, 2018	10.38	10-K	March 15, 2018	001-12830

10.10(b)††	Second Amendment to Hadasit License dated December 1, 2019	10.4(b)	10-K	March 10, 2022	001-12830

10.10(c)††	Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd., Cell Cure Neurosciences Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd	10.4(c)	10-K	March 10, 2022	001-12830
10.10(d)††	Second Side Letter Agreement dated December 17, 2021 between Hadasit Medical Research Services and Development Ltd. and Cell Cure Neurosciences Ltd.	10.4(d)	10-K	March 10, 2022	001-12830
10.11†	Debt and Note Purchase Agreement dated June 16, 2017, as amended June 29, 2017, between Registrant and HBL-Hadasit Bio-Holdings Ltd.	10.3	10-Q	August 9, 2017	001-12830
10.12†	Share Purchase and Transfer Agreement dated June 16, 2017, by and among Registrant and HBL-Hadasit Bio-Holdings Ltd. and Cell Cure Neurosciences Ltd.	10.4	10-Q	August 9, 2017	001-12830
10.13†	Non-exclusive License Agreement dated October 7, 2013 between WARF and Asterias	10.5	Asterias 10-Q	November 12, 2013	000-55046
10.14	Form of Securities Purchase Agreement dated November 19, 2024, between Lineage Cell Therapeutics, Inc. and the purchaser parties thereto	10.1	8-K	November 20, 2024	001-12830
10.15	Form of Securities Purchase Agreement dated November 19, 2024, between Lineage Cell Therapeutics, Inc. and Broadwood Partners, L.P.	10.2	8-K	November 20, 2024	001-12830
10.16††	Collaboration and License Agreement dated December 17, 2021, between F. Hoffmann-La Roche Ltd, Genentech, Inc., Cell Cure Neurosciences Ltd., and Registrant	10.13	10-K	March 10, 2022	001-12830
19.01*	Insider Trading Policy effective June 11, 2024

OTHER EXHIBITS
21.01*	List of Subsidiaries of the Registrant
23.01*	Consent of Moss Adams LLP
23.02*	Consent of WithumSmith+Brown, PC
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.01#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Lineage Cell Therapeutics, Inc. Clawback Policy	97	10-K	March 7, 2024	001-12830
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

** This exhibit previously was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017 with certain information omitted pursuant to an order issued by the SEC on September 12,

2017 granting confidential treatment under the Securities Exchange Act of 1934 for such omitted information through August 9, 2024. In accordance with CF Disclosure Guidance: Topic No. 7, the Company is electing to transition to compliance with the requirements set out in Regulation S-K Item 601(b)(10), and, accordingly is refiling this exhibit with portions of it redacted in compliance with Regulation S-K Item 601(b)(10) as indicated therein.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2025	LINEAGE CELL THERAPEUTICS, INC.

	By:	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian M. Culley	Chief Executive Officer and Director	March 10, 2025
BRIAN M. CULLEY	(Principal Executive Officer)

/s/ Jill Ann Howe	Chief Financial Officer	March 10, 2025
JILL ANN HOWE	(Principal Financial and Accounting Officer)

/s/ Deborah Andrews	Director	March 10, 2025
DEBORAH ANDREWS

/s/ Dipti Amin	Director	March 10, 2025
DIPTI AMIN

/s/ Don M. Bailey	Director	March 10, 2025
DON M. BAILEY

/s/ Neal C. Bradsher	Director	March 10, 2025
NEAL C. BRADSHER

/s/ Anula Jayasuriya	Director	March 10, 2025
ANULA JAYASURIYA

/s/ Michael H. Mulroy	Director	March 10, 2025
MICHAEL H. MULROY

/s/ Angus C. Russell	Director	March 10, 2025
ANGUS C. RUSSELL