Form 10-Q
period 2025-03-31
Lineage Cell Therapeutics, Inc.
filed 2025-05-13
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of common shares outstanding as of May 7, 2025 was 228,356,290.

Lineage Cell Therapeutics, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report, but are also contained elsewhere in this report. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements in this report include, but are not limited to, statements about:

•
the potential to receive developmental, regulatory, and commercialization milestone and royalty payments under our Collaboration and License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc.;
•
our continued ability to manufacture our product candidates in a reproducible, scalable, and cost-effective manner, including our future capability of producing several million doses of OpRegen;
•
our plans to leverage our expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses;
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
•
the potential scope and value of our intellectual property rights; and
•
the effects on our operations of the Israeli regional conflict and broader regional conflict, other geopolitical conflicts, political and economic uncertainty, rising inflation and interest rates, and other macroeconomic conditions.

Forward-looking statements reflect our views and expectations as of the date of this report about future events and our future performance and condition, and involve known and unknown risks, uncertainties and other factors that may cause our actual activities, performance, results or condition to be materially different from those expressed or implied by the forward-looking statements. You should refer to “Item 1A. Risk Factors” in Part II of this report and in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2025, for a discussion of important factors that may cause our actual activities, performance, results and condition to differ materially from those expressed or implied by our forward-looking statements. As a result of a variety of factors, including those discussed in Item 1A. Risk Factors in Part II of this report and in Part I of the 2024 10-K, our forward-looking statements may prove to be inaccurate, and the inaccuracy may be material. Accordingly, you should not place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our current views and expectations to change. However, while we may elect to update the forward-looking statements in this report at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,886	$45,789
Marketable securities	19	2,016
Accounts receivable	213	638
Prepaid expenses and other current assets	1,866	2,554
Total current assets	49,984	50,997

NONCURRENT ASSETS
Property and equipment, net	2,149	2,251
Operating lease right-of-use assets	1,904	2,144
Deposits and other long-term assets	504	614
Goodwill	10,672	10,672
Intangible assets, net	46,540	46,540
TOTAL ASSETS	$111,753	$113,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,978	$5,437
Operating lease liabilities, current portion	1,124	1,097
Finance lease liabilities, current portion	56	55
Deferred revenues, current portion	6,931	7,388
Total current liabilities	13,089	13,977

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	13,611	14,433
Operating lease liabilities, net of current portion	1,013	1,295
Finance lease liabilities, net of current portion	51	67
Warrant liabilities	6,061	6,161
TOTAL LIABILITIES	34,098	36,206

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common shares, no par value, 450,000 shares authorized as of March 31, 2025 and December 31, 2024; 228,356 and 220,416 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	489,313	484,722
Accumulated other comprehensive loss	(2,681)	(2,876)
Accumulated deficit	(407,604)	(403,465)
Lineage's shareholders’ equity	79,028	78,381
Noncontrolling deficit	(1,373)	(1,369)
Total shareholders’ equity	77,655	77,012
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,753	$113,218

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Collaboration revenues	$1,270	$1,187
Royalties, license and other revenues	232	257
Total revenues	1,502	1,444

OPERATING EXPENSES:
Cost of sales	36	98
Research and development	3,114	3,010
General and administrative	4,857	4,997
Total operating expenses	8,007	8,105
Loss from operations	(6,505)	(6,661)

OTHER INCOME (EXPENSES):
Interest income, net	478	462
Loss on marketable equity securities, net	(5)	(5)
Change in fair value of warrant liability	2,305	—
Foreign currency transaction loss, net	(231)	(354)
Other income (expense), net	(185)	—
Total other income (expenses)	2,362	103

NET LOSS	(4,143)	(6,558)

Net loss attributable to noncontrolling interest	4	16

NET LOSS ATTRIBUTABLE TO LINEAGE	$(4,139)	$(6,542)

Net loss per common share attributable to Lineage basic and diluted	$(0.02)	$(0.04)

Weighted-average common shares used to compute basic and diluted net loss per common share	226,054	182,909

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(4,143)	$(6,558)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	200	298
Unrealized loss on marketable debt securities	(5)	(1)
COMPREHENSIVE LOSS	(3,948)	(6,261)
Less: Comprehensive loss attributable to noncontrolling interest	4	16
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(3,944)	$(6,245)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended March 31, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Financing related fees	—	(406)	—	—	—	(406)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Stock-based compensation	—	1,217	—	—	—	1,217
Unrealized loss on marketable debt securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	200	200
Net loss	—		(4,139)	(4)	—	(4,143)
BALANCE - March 31, 2025	228,356	$489,313	$(407,604)	$(1,373)	$(2,681)	$77,655

Three Months Ended March 31, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financing	13,462	14,000	—	—	—	14,000
Shares issued through ATM financing	30	37	—	—	—	37
Financing related fees	—	(112)	—	—	—	(112)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	230	163	—	—	—	163
Stock-based compensation	—	1,163	—	—	—	1,163
Unrealized loss on marketable debt securities	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	298	298
Net loss	—	—	(6,542)	(16)	—	(6,558)
BALANCE - March 31, 2024	188,754	$466,571	$(391,398)	$(1,412)	$(2,771)	$70,990

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(4,139)	$(6,542)
Net loss attributable to noncontrolling interest	(4)	(16)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	183	—
Loss on marketable equity securities, net	5	5
Accretion of income on marketable debt securities	(10)	—
Depreciation and amortization expense	164	153
Change in right-of-use assets and liabilities	(11)	(10)
Amortization of intangible assets	—	22
Stock-based compensation	1,217	1,163
Change in fair value of warrant liability	(2,305)	—
Foreign currency remeasurement and other loss	282	371
Changes in operating assets and liabilities:
Accounts receivable	424	668
Prepaid expenses and other current assets	692	195
Accounts payable and accrued liabilities	(105)	(574)
Deferred revenue	(1,279)	(1,218)
Net cash used in operating activities	(4,886)	(5,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable debt securities	2,000	—
Purchase of equipment	(97)	(38)
Net cash (used in) provided by investing activities	1,903	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	—	132
Common shares received and retired for employee taxes paid	(15)	(23)
Proceeds from sale of common shares under ATM, net of offering costs	—	36
Proceeds from sale of common shares under registered direct financing, net of offering costs	—	13,889
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	5,297	—
Payment of financed insurance premium	(224)	—
Payment of finance lease liabilities	(14)	(13)
Net cash provided by financing activities	5,044	14,021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	(70)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,988	8,130

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	46,354	35,992
At end of the period	$48,342	$44,122

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$14	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Financing costs in accounts payable and accrued liabilities	$65	$—
Fair value of warrant liability recognized upon issuance in registered direct financing	$2,205	$—
Receivable from exercise of stock options	$—	$31

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$47,886	$43,576
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	456	546
Total cash, cash equivalents, and restricted cash	$48,342	$44,122

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Liquidity

We are a clinical-stage biotechnology company developing novel allogeneic, or "off-the-shelf," cell therapies for serious neurological and ophthalmic conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, manufacturing and delivery capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generate cells with desired characteristics. Functional cells developed from such lineages that are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity. Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

Scalable, cost-effective manufacturing can help make cell therapies affordable for a wider patient population. We believe a significant challenge facing the cell therapy field, and a necessary component of successful allogeneic cell therapy commercialization, is the ability to create, at scale and in a cost-effective manner, the desired cell product from a single cell line for the life of the product with the purity, potency, and production scale implied by an “off the shelf” product. The complex process for such a cost-effective and scaled production can be achieved by employing a current Good Manufacturing Practice, or cGMP, compliant and genetically stable cell banking system, which can provide an abundant, consistent, and permanent source of material for downstream production. A stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. Utilizing a two-tier banking system can enable significant amplification of starting material, thereby being capable of providing a reliable, consistent, and permanent supply to the subsequent production campaigns that generate the final product, producing even millions of vials from the original initial bank.

We previously completed a cGMP production run for two of our clinical-stage product candidates from such a customized, two-tiered cGMP cell banking system. In total, we have to date produced unique cGMP banking systems for three of our product candidates. We believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We believe this achievement with the banks we have manufactured can support a production capability exceeding the number of patients with each of the respective conditions, which has to date been considered in both cases to be a single-administration dosing schedule, without requiring the manufacture of a new starting master cell bank. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or large patient populations.

Our lead cell therapy program, known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”) under a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications, which they have indicated will be available soon. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. UC San Diego Health, was named as the first participating site for the DOSED study. The DOSED study is expected to commence enrollment in June of 2025.

Our pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

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

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop or partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 10-K.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial condition and results of operations. The condensed consolidated interim results of operations are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Segments and Principles of Consolidation

Our chief operating decision maker, the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. See Note 14 (Segment Information) for additional information. Lineage’s accompanying unaudited condensed consolidated interim financial statements include the accounts of its subsidiaries. The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2025:

Subsidiary	Field of Business	Lineage Ownership	Country
Cell Cure Neurosciences Ltd.	Manufacturing of Lineage’s product candidates	94%(1)	Israel
ES Cell International Pte. Ltd.	Research and clinical grade cell lines	100%	Singapore

(1)
Includes shares owned by Lineage and ES Cell International Pte. Ltd. (“ESI”).

All material intercompany accounts and transactions have been eliminated in consolidation. Lineage consolidates its direct and indirect wholly owned or majority-owned subsidiaries because Lineage has the ability to control their operating and financial decisions and policies through its ownership, and the noncontrolling interest is reflected as a separate element of shareholders’ equity on Lineage’s unaudited condensed consolidated balance sheets.

Liquidity

On March 31, 2025, we had $47.9 million of cash, cash equivalents and marketable securities. On March 31, 2025, Cell Cure Neuroscience, Ltd. (“CCN”) had restricted cash related to its lease. See Note 13 (Commitments and Contingencies) for additional information. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of March 31, 2025, $39.97 million remained available for sale under our at-the-market offering program ("ATM"). See Note 10 (Shareholders’ Equity) for additional information.

As of March 31, 2025, we had $19,000 of marketable securities. We may use our marketable securities for liquidity as necessary and as market conditions allow. The market value of our marketable securities may not represent the amount that could be realized in a sale of such securities due to various market and regulatory factors, including trading volume, prevailing market conditions and prices at the time of any sale. In addition, the value of our marketable securities may be significantly and adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from political and economic uncertainty, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitment and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of March 31, 2025, we had not included these commitments on our consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2024 10-K. There have been no changes to our significant accounting policies during the three months ended March 31, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning in fiscal year 2025 and will be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues under collaborative agreements
Upfront license fees (1)	$1,270	$1,187
Total revenues under collaborative agreements	1,270	1,187

Royalties, license and other revenues (2)	232	257

Total revenue	$1,502	$1,444

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period. This revenue originated from the $50.0 million upfront payment under the Roche Agreement.
(2)
Of the royalties, license and other revenues recognized each period, $9,000 and $30,000 was included within deferred revenues as contract liabilities as of January 1, 2025 and 2024, respectively.

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

For contracts with customers, including collaboration partners which are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of March 31, 2025 was $24.2 million, of which $20.5 million is reported as deferred revenues. The $24.2 million is expected to be substantially converted to revenue by December 2026.

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net - beginning of the year (1)	$638	$676
Accounts receivable, net - end of the period (1)	$213	$638

Contract liabilities (1)
Deferred revenues - beginning of the year	$21,821	$29,501
Deferred revenues - end of the period	$20,542	$21,821

(1)
Excludes grants receivable which are outside the scope of ASU 2014-09.

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2025	December 31, 2024
Marketable debt securities
Included within cash and cash equivalents	$22,631	$17,432
Included within marketable securities	$—	$1,992
Marketable equity securities
Included within marketable securities	$19	$24

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet for the periods presented (in thousands):

	March 31, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$22,631	$—	$—	$22,631
Total	$22,631	$—	$—	$22,631

	December 31, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$19,420	$4	$—	$19,424
Total	$19,420	$4	$—	$19,424

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2025 or December 31, 2024. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and we intend to hold these marketable debt securities to their maturity.

As of March 31, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$22,631	$22,631
Total available-for-sale debt securities	$22,631	$22,631

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

The following table represents the realized and unrealized loss on marketable equity securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Loss on marketable equity securities, net	$(5)	$(5)
Less: Loss recognized in earnings on marketable equity securities sold	—	—
Unrealized loss recognized on marketable equity securities held at end of period, net	$(5)	$(5)

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

At March 31, 2025 and December 31, 2024, property and equipment, net was comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment, furniture and fixtures	$4,158	$4,131
Leasehold improvements	2,257	2,300
Right-of-use assets - finance lease	202	204
Accumulated depreciation and amortization	(4,468)	(4,384)
Property and equipment, net	$2,149	$2,251

Depreciation and amortization expense was $164,000 and $153,000 for the three months ended March 31, 2025 and 2024, respectively. These amounts include amortization expense for right-of-use finance lease assets of $14,000 for each of the three months ended March 31, 2025 and 2024.

6. Goodwill and Intangible Assets, Net

At March 31, 2025 and December 31, 2024, goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	14,840	14,840
	46,540	46,540
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Accumulated amortization (4)	(19,603)	(19,603)
	—	—

Intangible assets, net	$46,540	$46,540

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). To date, we have not recognized any goodwill impairment.
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

Lineage recognized $0 and $22,000 in amortization expense of intangible assets during the three months ended March 31, 2025 and 2024, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7. Accounts Payable and Accrued Liabilities

At March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$1,995	$1,174
Accrued compensation	2,081	3,066
Accrued liabilities	902	1,197
Total	$4,978	$5,437

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$17,991	$17,991	$—	$—
Marketable debt securities (1)	22,631	22,631	—	—
Marketable debt securities	—	—	—	—
Marketable equity securities (2)	19	19	—	—
Total assets measured at fair value	$40,641	$40,641	$—	$—
Liabilities:
Warrant liabilities (3)	$6,061	$—	$—	$6,061
Total liabilities measured at fair value	$6,061	$—	$—	$6,061

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
(2)
Lineage’s marketable equity securities include the shares of stock of OCX and HBL. Both securities have readily determinable fair values quoted on the NASDAQ or TASE (Level 1). These securities are measured at fair value and reported as current assets on the accompanying condensed consolidated balance sheet based on the closing trading price of the security as of the date being presented. Lineage has not owned any shares of OCX since June 30, 2024.
(3)
Liability-classified warrants are valued using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible at issuance, and at each reporting period end date while the warrants are outstanding. Changes in the fair value of liability-classified warrants are recorded in the condensed consolidated statements of operations, and reflected as an adjustment to reconcile net loss to net cash used in operating activities in the condensed consolidated statements of cash flows. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurement.

The following table sets forth a summary of changes to Level 3 fair value measurements for the three months ended March 31, 2025 (in thousands):

Common Share Warrant Liabilities
Balance - December 31, 2024	$6,161
Issued	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	(2,305)
Balance - March 31, 2025	$6,061

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities for the three months ended March 31, 2025, were as follows:

Three Months Ended March 31, 2025
Expected stock price volatility	71.78% - 72.54%
Risk-free interest rate	3.89% - 4.25%
Expected dividend yield	—
Expected term (in years)	3.14 - 3.32

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. At warrant issuance, the expected term represents the period from the warrant issuance to the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen (also

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. At each reporting period end date, the expected term is reduced to reflect the remaining period.

9. Related Party Transactions

In February 2024, Broadwood Partners, L.P. (“Broadwood Partners”), an affiliate of Neal Bradsher, a member of our board of directors, purchased 6,730,770 common shares, and Don Bailey, a member of our board of directors, purchased 96,155 shares, from us in the February 2024 RDO (as such term is defined in Note 10 (Shareholders’ Equity)). See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

In January 2025, Broadwood Partners purchased 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares from us in the November 2024 RDO (as such term is defined in Note 10 (Shareholders’ Equity)). See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares, no par value. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of March 31, 2025 and December 31, 2024.

Common Shares

As of March 31, 2025, Lineage was authorized to issue 450,000,000 common shares, no par value. As of March 31, 2025 and December 31, 2024, there were 228,356,290 and 220,416,326 common shares issued and outstanding, respectively.

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

Prior to its termination in March 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million. During the three months ended March 31, 2024, Lineage sold 30,000 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.23 for gross proceeds of

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

$37,000. During the three months ended June 30, 2024, Lineage sold 25,830 common shares under the 2024 Prospectus Supplement at a weighted average price per share of $1.30 for gross proceeds of $33,000. Lineage did not sell any common shares under the 2024 Prospectus Supplement during the six months ended December 31, 2024 or the three months ended March 31, 2025. As of March 31, 2025, $39.97 million remained available for sale under the 2024 Prospectus Supplement.

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

February 2024 Registered Direct Offering

On February 6, 2024, Lineage entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of Lineage’s common shares (the “February 2024 RDO”). The offering price was $1.04 per common share. The offering closed on February 8, 2024 with gross proceeds of $14.0 million. Finance related fees for this offering totaled approximately $0.1 million. See Note 9 (Related Party Transactions) for shares issued in this offering to a related party.

The purchase and sale of our common shares in the February 2024 RDO was made pursuant to the registration statement on Form S-3 (File No. 333-254167), which was filed with the SEC on March 5, 2021 and declared effective on March 19, 2021.

November 2024 Registered Direct Offering

On November 19, 2024, we entered into securities purchase agreements with unaffiliated healthcare focused institutional investors and with Broadwood Partners relating to the purchase and sale in a registered direct offering of an aggregate of up to 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant (the “November 2024 RDO”).

On November 21, 2024, we closed the first tranche of the offering and in connection therewith we issued to the unaffiliated healthcare focused institutional investors an aggregate of 31,578,951 common shares and accompanying warrants to purchase an aggregate of up to 31,578,951 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant. The warrants have an exercise price of $0.91 per common share and will be exercisable beginning May 21, 2025 and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen® (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, or if the date of such public disclosure occurs prior to May 21, 2025, the 90th day following May 21, 2025, with each such 90-day period subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants also provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement. The aggregate gross proceeds from this closing was $24 million, with $2.3 million for related issuance costs. The warrants issued at this closing had a fair value of approximately $7.9 million at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we closed the second tranche of the offering and in connection therewith we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase an aggregate of up to 7,894,737 common shares, at a combined purchase price of $0.76 per common share and accompanying warrant. The terms of such warrant are substantially the same as those described above. The aggregate gross proceeds from this closing was $6 million, with approximately $0.6 million for related issuance costs. The warrant issued to Broadwood Partners at this closing had a fair value of approximately $2.1 million at issuance and is classified as a warrant liability in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information. See Note 9 (Related Party Transactions) for securities issued in this offering to a related party.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

We entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best efforts basis, in connection with the November 2024 RDO. Pursuant to the engagement letter, we paid Wainwright a cash fee equal to 7% of the aggregate gross proceeds and a management fee equal to 1.0% of the aggregate gross proceeds we received at each closing. In addition, at each closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issued to Wainwright (or its designees) have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase 1,973,684 of our common shares. The warrants issued to Wainwright (or its designees) in connection with the first and second closings had a fair value of approximately $0.4 million and $0.1 million, respectively, at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

The purchase and sale of our common shares and accompanying warrants in the November 2024 RDO was made pursuant to the registration statement on Form S-3 (File No. 333-277758), which was declared effective by the Securities and Exchange Commission on May 14, 2024.

11. Stock-Based Awards

Equity Incentive Plan Awards

In September 2021, our shareholders approved the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan, and in September 2023, our shareholders approved an amendment to increase the number of common shares that may be issued thereunder by 19,500,000 (as amended to date, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock awards. Generally, all of our employees (including those of our affiliates), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 34,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders, no additional awards will be granted under the 2012 Plan. As of March 31, 2025, there were 15,425,187 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	16,658	$1.30	8.23	$—
Options granted	7,328	$0.53
Options exercised	—	$—
Options expired/forfeited/cancelled	(87)	$1.13
Balance at March 31, 2025	23,899	$1.07	8.60	$—
Options exercisable at March 31, 2025	7,855	$1.37	7.53	$—
Options exercisable and expected to vest at March 31, 2025	23,899	$1.07	8.60	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	501	$1.24
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at March 31, 2025	334	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of Lineage’s equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2024	10,068	$1.84
Options expired/forfeited/cancelled	(639)	$2.28
Balance at March 31, 2025	9,429	$1.81

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$169	$144
General and administrative	1,048	1,019
Total stock-based compensation expense	$1,217	$1,163

As of March 31, 2025, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, was $9.7 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years for stock options and 1.1 years for RSUs.

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

For each of the three months ended March 31, 2025 and 2024, respectively, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	33,328	26,388
Restricted stock units	334	501
Warrants	41,447	—

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

Lineage did not record a deferred tax benefit or provision expense for the three months ended March 31, 2025 and 2024.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). Monthly base rent for the first twelve months of the Extended Term was $25,200, and is subject to 3% annual increases. Rent was abated for months two through four of the Extended Term. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2025.

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

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and was originally set to expire on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. During the extension period, the base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2025.

CCN Leases

As of March 31, 2025, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (‘ILS”) per month (approximately $44,000 as of March 31, 2025), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease held as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $456,000 as of March 31, 2025, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$305	$302
Operating cash flows from finance leases	$2	$2
Financing cash flows from finance leases	$14	$13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34	$597
Finance leases	$—	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,904	$2,144

Right-of-use lease liabilities, current	$1,124	$1,097
Right-of-use lease liabilities, noncurrent	1,013	1,295
Total operating lease liabilities	$2,137	$2,392

Finance leases
Right-of-use assets	$202	$204
Accumulated amortization	(102)	(89)
Right-of-use assets, net	$100	$115

Right-of-use lease liabilities, current	$56	$55
Right-of-use lease liabilities, noncurrent	51	67
Total finance lease liabilities	$107	$122

Weighted average remaining lease term
Operating leases	2.3 years	2.5 years
Finance leases	2.2 years	2.4 years

Weighted average discount rate
Operating leases	6.4%	6.4%
Finance leases	7.1%	7.1%

Future minimum lease commitments are as follows as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$880	$47
2026	740	39
2027	689	29
2028	3
Total lease payments	2,312	115
Less imputed interest	(175)	(8)
Total	$2,137	$107

Operating lease expense was $0.3 million for each of the three months ended March 31, 2025 and 2024.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of March 31, 2025, the aggregate cap amount was approximately $95.9 million.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of March 31, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

On April 17, 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits CCN’s resources for the benefit of Lineage. The motion seeks an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 after which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements described in this paragraph. Accordingly, Lineage has not recorded any liabilities for these agreements as of March 31, 2025 or December 31, 2024.

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

14. Segment Information

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. The information in our condensed consolidated interim financial statements is the only regularly provided financial information our CODM receives and there are no other significant expense categories regularly reviewed. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes revenue and functional expenses (cost of sales, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, loss on marketable equity securities, change in fair value of warrant liability, foreign currency transaction loss, and other income (expense), and the provision for income tax benefit, which are reflected in the condensed consolidated statements of comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and notes thereto and our audited financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 10-K. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Special Note Regarding Forward-Looking Statements,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of our 2024 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors.”

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

Company and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or "off-the-shelf," cell therapies for serious neurological and ophthalmic conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, manufacturing and delivery capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generated cells with desired characteristics. Functional cells developed from such lineages that are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity. Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

Scalable, cost-effective manufacturing can help make cell therapies affordable for a wider patient population. We believe a significant challenge facing the cell therapy field, and a necessary component of successful allogeneic cell therapy commercialization, is the ability to create, at scale and in a cost-effective manner, the desired cell product from a single cell line for the life of the product with the purity, potency, and production scale implied by an “off the shelf” product. The complex process for such a cost-effective and scaled production can be achieved by employing a current Good Manufacturing Practice, or cGMP, compliant and genetically stable cell banking system, which can provide an abundant, consistent, and permanent source of material for downstream production. A stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. Utilizing a two-tier banking system can enable significant amplification of starting material, thereby being capable of providing a reliable, consistent, and permanent supply to the subsequent production campaigns that generate the final product, producing even millions of vials from the original initial bank.

We previously completed a cGMP production run for two of our clinical-stage product candidates from such a customized, two-tiered cGMP cell banking system. In total, we have to date produced unique cGMP banking systems for three of our product candidates. We believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We believe this achievement with the banks we have manufactured can support a production capability exceeding the number of patients with each of the respective conditions, which has to date been considered in both cases to be a single-administration dosing schedule, without requiring the manufacture of a new starting master cell bank. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or large patient populations.

Our lead cell therapy program, known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”) under a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in

December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”). We plan to apply for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI when CIRM begins accepting new applications, which they have indicated will be available soon. See “Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” below. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. UC San Diego Health, was named as the first participating site for the DOSED study. The DOSED study is expected to commence enrollment in June of 2025.

Our pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

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

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop or partner any of these product candidates.

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

It is currently not possible to predict the scope, duration or severity of the ongoing conflict or its effects on our operations, financial condition or operating results. The conflict continues to rapidly evolve, and could materially adversely impact our business and operations, including our ability to raise capital, as well as the overall economy in Israel and the value of the New Israeli Shekel. See the risk factor in Item 1A. Risk Factors in Part I of the 2024 10-K titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results”.

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

Macroeconomic, Political, and Regulatory Environment Considerations

Our business, financial condition, operating results, stock price, and our ability to raise additional capital may be adversely affected by evolving macroeconomic, political, and regulatory developments and conditions, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, volatility in financial markets, liquidity concerns at financial institutions, supply chain disruptions, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Further, third parties with whom we have business relationships, including clinical investigative sites, financial institutions, our collaborators, may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.

In addition, there may be significant future effects on the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in significant reductions in staffing levels at the FDA and other governmental agencies. The foregoing could impact agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. For example, with respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit with respect to clinical studies, any of which could negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, the current U.S. presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. Given the high level of uncertainty regarding federal policy, enforcement and regulatory changes, and that circumstances are rapidly evolving, we cannot reasonably predict the potential impact on our business at this time.

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations in the 2024 10-K and our audited financial statements and notes thereto for the year ended December 31, 2024 in Part II, Item 8 of the 2024

10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended March 31, 2025.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Revenues

The following table shows our revenues for the three months ended March 31, 2025 and 2024 (amounts in thousands except percentages):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)
Collaboration revenues	$1,270	$1,187	$83	7%
Royalties, license and other revenues	232	257	(25)	(10)%
Total revenues	$1,502	$1,444	$58	4%

For the three months ended March 31, 2025, the $0.1 million increase in total revenues was primarily due to collaboration revenues recognized under the Roche Agreement resulting from continued progress toward completion of the performance obligations, inclusive of updates in the total estimated costs to be incurred under the Roche Agreement. Under the Roche Agreement, delivery is determined to be over time and revenue is recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation.

Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support the performance obligations. The collaboration revenue was included within deferred revenue at the beginning of each reporting period. See Note 3 (Revenue) to our condensed consolidated interim financial statements included in this report for additional information.

Operating Expenses

Our operating expenses consist of cost of sales, research and development expenses, and general and administrative expenses.

Cost of sales. These expenses consist of costs associated with royalty revenue which has resulted from product sales by our sublicensees.

Research and development expenses. These expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct expenses and indirect research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs with no future benefit or alternative use are expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in our condensed consolidated statements of operations. Royalties and sublicensing fees are recorded as research and development expenses, unless they are associated with royalties from product sales, which we classify as cost of sales in our condensed consolidated statements of operations. We expect our total research and development expenses to fluctuate each reporting period based on several factors including (i) the stage of development for each cell therapy program, (ii) the availability of resources to work on each program, and (iii) the timing of contractual obligations.

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

The following table shows our operating expenses for the three months ended March 31, 2025 and 2024 (amounts in thousands, except percentages):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)
Cost of sales	$36	$98	$(62)	(63)%
Research and development	3,114	3,010	104	3%
General and administrative	4,857	4,997	(140)	(3)%
Total operating expenses	$8,007	$8,105	$(98)	(1)%

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages):

	Three Months Ended March 31,
	Amount		Percent of Total
	2025	2024	2025	2024
OpRegen®	$1,355	$1,314	43%	44%
OPC1	984	1,029	32%	34%
ANP1	743	444	24%	14%
PNC1	—	140	0%	5%
RND1	32	4	1%	0%
Other programs and non-program expenses	—	79	0%	3%
Total research and development expenses	$3,114	$3,010	100%	100%

Research and development expenses. For the three months ended March 31, 2025, the $0.1 million quarter-over-quarter increase in total research and development expenses was mainly attributable to a $0.2 million increase for our preclinical programs, partially offset by a $0.1 million decrease for our other research and development programs.

General and administrative expenses. For the three months ended March 31, 2025, the $0.1 million quarter-over-quarter decrease in general and administrative expenses was primarily attributable to less costs incurred for services provided by third parties.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
Other income (expenses)	2025	2024	(Decrease)	(Decrease)
Interest income, net	$478	$462	$16	3%
Loss on marketable equity securities, net	(5)	(5)	—	0%
Change in fair value of warrant liability	2,305	—	2,305	100%
Foreign currency transaction loss, net	(231)	(354)	123	(35)%
Other income (expense), net	(185)	—	(185)	100%
Total other income (expenses)	$2,362	$103	$2,259	2193%

Interest income, net. For the three months ended March 31, 2025, the quarter-over-quarter increase in interest income, net, was de minimis.

Loss on marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of the common stock held by us which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These shares are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three months ended March 31, 2025 and 2024, Lineage recognized a net loss on marketable equity securities of approximately $5,000 in each quarter, primarily related to changes in the fair market value of the securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three months ended March 31, 2025, the Company recorded a $2.3 million change in the fair value of the warrants. There were no liability-classified warrants outstanding for the three months ended March 31, 2024.

Foreign currency transaction loss, net. Foreign currency transaction loss, net, for each of the three months ended March 31, 2025 and 2024 were approximately $0.2 million and $0.4 million respectively, and consisted of net foreign currency transaction gains and losses primarily recognized by our subsidiaries CCN and ES Cell International Pte. Ltd. (“ESI”). The functional currency of CCN and ESI is the Israeli New Shekel (“ILS”) and the Singapore Dollar (“SGD”), respectively. The majority of the net foreign currency transaction losses were generated by CCN’s intercompany notes payable and notes receivable with Lineage, which is U.S. dollar-denominated. The quarter-over-quarter net decrease in foreign currency transaction losses was the result of the combined impact of: (i) changes in intercompany balances in 2025 as compared to 2024, and (ii) volatility of the ILS and SGD as compared to the U.S. dollar during 2025 and 2024.

Other income (expenses), net. For the three months ended March 31, 2025, the Company recorded $0.2 million related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO. No comparable expense was recorded in the prior year.

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

Liquidity and Capital Resources

Overview

As of March 31, 2025, our accumulated deficit was $407.6 million. For the three months ended March 31, 2025, we incurred a loss from operations of $6.5 million and had negative cash flow from operations of $4.9 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of March 31, 2025, we had $47.9 million in cash, cash equivalents and marketable securities. During the three months ended March 31, 2025 we raised approximately $5.4 million in net proceeds from the second closing of the November 2024 RDO. We may receive up to an additional $36 million in gross proceeds upon the full cash exercise of OpRegen clinical milestone-linked warrants which each have an exercise price of $0.91 per share, that were issued in the November 2024 RDO. However, no assurances can be given that any portion of such warrants will be exercised, or if exercised, that they will be exercised on a cash basis.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

During the three months ended March 31, 2025, no shares were issued or sold under our at-the-market offering program. As of March 31, 2025, $39.97 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(4,886)	$(5,783)
Investing activities	1,903	(38)
Financing activities	5,044	14,021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(73)	(70)
Net increase in cash, cash equivalents, and restricted cash	$1,988	$8,130

Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $4.9 million and consisted of a net loss of $4.1 million plus the net changes in operating assets and liabilities of approximately $0.3 million and $0.5 million in non-cash adjustments. The net changes in operating assets and liabilities was primarily due to a $1.3 million reduction in deferred revenues, partially offset by $1.1 million increase in accounts receivable and prepaid expenses and other current assets. The non-cash adjustments were primarily due to the change in the fair value of the warrant liability, partially offset by stock-based compensation and depreciation.

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

Cash Provided by (Used In) Investing Activities

Cash provided by investing activities for the three months ended March 31, 2025 was $1.9 million and primarily consisted of maturities of U.S. Treasury securities.

Cash used in investing activities for the three months ended March 31, 2024 was $38,000 which was for the purchase of equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $5.0 million and primarily consisted of net proceeds from the sale of our common shares with warrants in the November 2024 RDO, partially offset by principal payments against our financed insurance liability.

Cash provided by financing activities for the three months ended March 31, 2024 was $14.0 million and primarily consisted of net proceeds from the sale of our common shares in the February 2024 registered direct offering and from the sale of our common shares under our at-the-market offering program.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under license agreements, obligations related to grants received from government entities, including the IIA, obligations under vendor contracts for research services and other purchase commitments with suppliers.

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of March 31, 2025, the aggregate cap amount was approximately $95.9 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of March 31, 2025, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of March 31, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of March 31, 2025, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.3 million of rent payments will become due, of which $0.9 million will become due in the remainder of 2025.

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

We may seek to obtain the additional capital we may need through one or more equity offerings, debt financings, government or other grant funding, or other third-party funding transactions, including potential strategic alliances and licensing or collaboration agreements, or structured financings such as royalty monetization transactions. We cannot provide any assurance that adequate additional capital will be available on favorable terms, if at all. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our common shares to decline, and the issuance of additional equity securities could result in the dilution of the interests of our current shareholders. If we obtain additional capital through strategic alliances and licensing or collaboration agreements or structured financing, we may be required to relinquish rights to our intellectual property, our product candidates or rights to future revenue streams or otherwise agree to terms unfavorable to us. The unavailability or inadequacy of additional capital to meet future capital needs could force us to modify, curtail, delay, or suspend some or all aspects of our current planned operations. Our ability to raise additional capital may be adversely impacted due to external factors beyond our control, such as unfavorable global economic conditions, disruptions to and volatility in the credit and financial markets in the United States and worldwide, political and economic uncertainty, geopolitical conflicts, rising inflation and interest rates, and other macroeconomic factors.

We believe that our $47.9 million in cash, cash equivalents and marketable securities at March 31, 2025, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Exchange Act. Our management, including our principal executive officer and our principal financial officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time-to-time we may be involved in a variety of legal proceedings. Such proceedings may initially be viewed as immaterial but could later prove to be material. Legal proceedings are inherently unpredictable and excessive verdicts do occur. Given the inherent uncertainties in litigation, even when we can reasonably estimate the amount of possible loss or range of loss and reasonably estimable loss contingencies, the actual outcome may change in the future due to new developments or changes in approach. In addition, legal proceedings could involve significant expense and diversion of management’s attention and resources from other matters. For a discussion of legal proceedings in which we are involved, see Note 13 (Commitments and Contingencies) in the Notes to the Condensed Consolidated Interim Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in the 2024 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell our common shares. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common shares, in which case you may lose all or part of your investment. Except as described below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in the 2024 10-K.

No assurances can be given that we will be able to continue to consistently manufacture clinical quantities of our product candidates in accordance with cGMP from a master and working cell bank system, or at a cost-effective or commercially viable scale, for one or more of our product candidates.

We previously completed a cGMP production run of two of our clinical-stage product candidates from a customized two-tiered cGMP cell banking system. However, at this time, no assurances can be given that we will be able to consistently continue to produce production lots in the future in compliance with cGMP or do so at a cost-effective or commercially viable scale. See also the risk factor titled, “The manufacture of our cell therapy product candidates is complex, highly regulated and subject to a multitude of risks. We have limited experience manufacturing our product candidates on a clinical scale and no experience manufacturing on a commercial scale. Any failure to manufacture our product candidates in sufficient quantities in accordance with applicable quality standards and regulatory requirements and at acceptable costs, may result in significant clinical development delays or impair our ability, or that of a strategic collaborator, to obtain approval for or commercialize our product candidates,” set forth in “Item 1A. Risk Factors” of our 2024 10-K.

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

LINEAGE CELL THERAPEUTICS, INC.

Date: May 13, 2025	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: May 13, 2025	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer