Form 10-Q
period 2025-06-30
Lineage Cell Therapeutics, Inc.
filed 2025-08-12
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of common shares outstanding as of August 6, 2025 was 228,356,290.

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
•
our continued ability to successfully manufacture our product candidates in a reproducible, scalable, and cost-effective manner, for clinical development and, if approved, for commercialization, including our future capability of producing several million doses of OpRegen;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,271	$45,789
Marketable securities	17	2,016
Accounts receivable	256	638
Prepaid expenses and other current assets	1,300	2,554
Total current assets	43,844	50,997

NONCURRENT ASSETS
Property and equipment, net	2,255	2,251
Operating lease right-of-use assets	1,817	2,144
Deposits and other long-term assets	511	614
Goodwill	10,672	10,672
Intangible assets, net	31,700	46,540
TOTAL ASSETS	$90,799	$113,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,451	$5,437
Operating lease liabilities, current portion	998	1,097
Finance lease liabilities, current portion	50	55
Deferred revenues, current portion	5,257	7,388
Total current liabilities	10,756	13,977

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	12,751	14,433
Operating lease liabilities, net of current portion	1,058	1,295
Finance lease liabilities, net of current portion	48	67
Warrant liabilities	18,801	6,161
TOTAL LIABILITIES	43,687	36,206

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common shares, no par value, 450,000 shares authorized as of June 30, 2025 and December 31, 2024; 228,356 and 220,416 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	490,551	484,722
Accumulated other comprehensive loss	(4,098)	(2,876)
Accumulated deficit	(438,068)	(403,465)
Lineage's shareholders’ equity	48,385	78,381
Noncontrolling deficit	(1,273)	(1,369)
Total shareholders’ equity	47,112	77,012
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,799	$113,218

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Collaboration revenues	$2,532	$1,098	$3,802	$2,285
Royalties, license and other revenues	233	310	465	567
Total revenues	2,765	1,408	4,267	2,852

OPERATING EXPENSES:
Cost of royalties	39	44	75	142
Research and development	3,106	2,868	6,220	5,878
General and administrative	4,560	4,363	9,417	9,360
Loss on impairment of intangible asset (Note 6 and Note 13)	14,840	—	14,840	—
Total operating expenses	22,545	7,275	30,552	15,380
Loss from operations	(19,780)	(5,867)	(26,285)	(12,528)

OTHER INCOME (EXPENSES):
Interest income, net	454	463	932	925
Loss on marketable equity securities, net	(2)	(10)	(7)	(15)
Change in fair value of warrant liability	(12,740)	—	(10,435)	—
Foreign currency transaction gain (loss), net	1,678	(378)	1,447	(732)
Other income (expense), net	26	19	(159)	19
Total other income (expenses)	(10,584)	94	(8,222)	197

NET LOSS	(30,364)	(5,773)	(34,507)	(12,331)

Net (income) loss attributable to noncontrolling interest	(100)	13	(96)	29

NET LOSS ATTRIBUTABLE TO LINEAGE	$(30,464)	$(5,760)	$(34,603)	$(12,302)

Net loss per common share attributable to Lineage basic and diluted	$(0.13)	$(0.03)	$(0.15)	$(0.07)

Weighted-average common shares used to compute basic and diluted net loss per common share	228,356	188,813	227,212	185,861

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(30,364)	$(5,773)	$(34,507)	$(12,331)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,417)	307	(1,217)	605
Unrealized loss on marketable debt securities	—	(6)	(5)	(7)
COMPREHENSIVE LOSS	(31,781)	(5,472)	(35,729)	(11,733)
Comprehensive (income) loss attributable to noncontrolling interest	(100)	13	(96)	29
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(31,881)	$(5,459)	$(35,825)	$(11,704)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended June 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2025	228,356	$489,313	$(407,604)	$(1,373)	$(2,681)	$77,655
Stock-based compensation	—	1,238	—	—	—	1,238
Foreign currency translation adjustment	—	—	—	—	(1,417)	(1,417)
Net income (loss)	—	—	(30,464)	100	—	(30,364)
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112

Three Months Ended June 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2024	188,754	$466,571	$(391,398)	$(1,412)	$(2,771)	$70,990
Shares issued through ATM financing	26	33	—	—	—	33
Financing related fees	—	(1)	—	—	—	(1)
Shares issued upon exercise of stock options	44	56	—	—	—	56
Stock-based compensation	—	1,269	—	—	—	1,269
Unrealized loss on marketable debt securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	307	307
Net loss	—	—	(5,760)	(13)	—	(5,773)
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Six Months Ended June 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Financing related fees	—	(406)	—	—	—	(406)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Stock-based compensation	—	2,455	—	—	—	2,455
Unrealized loss on marketable debt securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	(1,217)	(1,217)
Net income (loss)	—	—	(34,603)	96	—	(34,507)
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112

Six Months Ended June 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financings	13,462	14,000	—	—	—	14,000
Shares issued through ATM financing	56	70	—	—	—	70
Financing related fees	—	(113)	—	—	—	(113)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	274	219	—	—	—	219
Stock-based compensation	—	2,432	—	—	—	2,432
Unrealized loss on marketable debt securities	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	—	605	605
Net loss	—	—	(12,302)	(29)	—	(12,331)
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(34,603)	$(12,302)
Net income (loss) attributable to noncontrolling interest	96	(29)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	183	—
Loss on impairment of intangible asset	14,840	—
Loss on marketable equity securities, net	7	15
Accretion of income on marketable debt securities	(10)	(102)
Depreciation and amortization expense	335	295
Change in right-of-use assets and liabilities	(88)	(20)
Amortization of intangible assets	—	22
Stock-based compensation	2,455	2,432
Change in fair value of warrant liability	10,435	—
Foreign currency remeasurement and other loss	(1,455)	767
Changes in operating assets and liabilities:
Accounts receivable	381	508
Prepaid expenses and other current assets	1,271	516
Accounts payable and accrued liabilities	(459)	(1,245)
Deferred revenue	(3,813)	(1,816)
Net cash used in operating activities	(10,425)	(10,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable equity securities	—	18
Purchases of marketable debt securities	—	(8,761)
Maturities of marketable debt securities	2,000	—
Purchase of equipment	(111)	(88)
Net cash (used in) provided by investing activities	1,889	(8,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	—	219
Common shares received and retired for employee taxes paid	(15)	(23)
Proceeds from sale of common shares under ATM, net of offering costs	—	68
Proceeds from sale of common shares under registered direct financing, net of offering costs	—	13,889
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	5,232	—
Payment of financed insurance premium	(452)	—
Payment of finance lease liabilities	(28)	(27)
Net cash provided by financing activities	4,737	14,126
Effect of exchange rate changes on cash, cash equivalents and restricted cash	220	(158)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,579)	(5,822)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	46,354	35,992
At end of the period	$42,775	$30,170

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$23	$4

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$1	$58
Fair value of warrant liability recognized upon issuance in registered direct financing	$2,205	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$42,271	$29,622
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	504	548
Total cash, cash equivalents, and restricted cash	$42,775	$30,170

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

Scalable, cost-effective manufacturing can help make cell therapies affordable for a wider patient population. We believe a significant challenge facing the cell therapy field, and a necessary component of successful allogeneic cell therapy commercialization, is the ability to create, at scale and in a cost-effective manner, the desired cell product from a single cell line with the purity, potency, and production scale implied by an “off-the-shelf” product. The complex process for such a cost-effective and scaled production can be achieved by employing a current Good Manufacturing Practice, or cGMP, compliant and genetically stable cell banking system, which can provide an abundant and consistent supply of material for downstream production. A vial from a stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. Utilizing a two-tier banking system can enable significant amplification of starting material, thereby being capable of providing a reliable, consistent, and permanent supply to the subsequent production campaigns that generate the final product, producing even millions of vials from the original initial bank.

We previously completed a cGMP production run for each of OpRegen and OPC1, two of our product candidates, from such a customized, two-tiered cGMP cell banking system. In total, we have to date produced unique cGMP banking systems for three of our product candidates, the third being ANP1. We therefore believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or large patient populations. We expect the cell banks we have manufactured will support a production capability exceeding the reasonably foreseeable number of patients with the conditions that OpRegen and OPC1 are currently intended to address (each of which we currently expect to be a single-administration dose) without requiring the manufacture of a new starting master cell bank.

Our lead cell therapy program, known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”) under a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD. In June 2025, Roche and Genentech presented positive 36-month visual acuity results at Clinical Trials at The Summit 2025, from the Lineage-run Phase 1/2a clinical trial of OpRegen. The presentation showed that (i) gains in Best Corrected Visual Acuity (BCVA) in patients in Cohort 4 (less advanced GA) measured at month 12 remain evident through month 36 following subretinal administration of OpRegen cell therapy; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients with extensive OpRegen cell therapy coverage of atrophic areas at the time of surgical delivery, the mean change in BCVA was +9.0 ETDRS letters for those completing 3-year follow-up (compared to +7.4 ETDRS letters at 24 months) (n=5); and, (iv) these data suggest that

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

OpRegen cell therapy may counteract RPE cell dysfunction and loss in GA by providing support to the remaining retinal cells within atrophic areas, and these effects appear durable through at least 36 months after a single administration.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. In July 2025 the first chronic SCI patient (a neurologically complete SCI injury (American Spinal Injury Association Impairment Scale [AIS] grade A), with a single neurological level of injury (NLI) from levels T1 to T10) was treated in the DOSED study at UC San Diego Health, and the novel delivery system successfully administered a one-time injection of OPC1. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) and we have applied for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI. See “Item 1. Business - Grants from Government Entities,” – Grants from the California Institute for Regenerative Medicine,” in the 2024 10K.

Our pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

•
OpRegen (RG6501), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, the GAlette Study, being conducted by Genentech, for the treatment of GA secondary to AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in a Phase 1b, multicenter, open-label safety trial, the DOSED study, which is designed to test the safety and utility of a novel spinal cord delivery device in subacute and chronic SCI patients.
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

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop, terminate the development of, or not partner any of these product candidates.

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

Segments and Principles of Consolidation

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages our business activities as a single operating and reportable segment at the consolidated level. The information in our condensed consolidated interim financial statements is the only financial information regularly provided to our CODM and there are no other significant expense categories regularly reviewed by our CODM. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, our CODM reviews and utilizes revenue and functional expenses (cost of royalties, research and development, and general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net loss are interest income, loss on marketable equity securities, change in fair value of warrant liability, foreign currency transaction loss, and other income (expense), and the provision for income tax benefit, which are reflected in the condensed consolidated statements of comprehensive income.

The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2025:

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

Liquidity

On June 30, 2025, we had $42.3 million of cash, cash equivalents and marketable securities. On June 30, 2025, Cell Cure Neuroscience, Ltd. (“CCN”) had restricted cash related to its lease. See Note 13 (Commitments and Contingencies) for additional information. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

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

As of June 30, 2025, $39.97 million remained available for sale under our at-the-market offering program ("ATM"). See Note 10 (Shareholders’ Equity) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitments and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of June 30, 2025, we had not included these commitments on our consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2024 10-K. There have been no changes to our significant accounting policies during the six months ended June 30, 2025.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

captions (such as cost of royalties, SG&A, and research and development) ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact that this new guidance will have on our consolidated financial statements.

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

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues under collaborative agreements
Upfront license fees (1)	$2,532	$1,098	$3,802	$2,285
Total revenues under collaborative agreements	2,532	1,098	3,802	2,285

Royalties, license and other revenues (2)	233	310	465	567

Total revenue	$2,765	$1,408	$4,267	$2,852

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of the period.
(2)
Of the royalties, license and other revenues recognized each period, $12,000 and $30,000 was included within deferred revenues as contract liabilities as of January 1, 2025 and 2024, respectively.

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

For contracts with customers, including collaboration partners which are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of June 30, 2025 was $19.9 million, of which $18.0 million is reported as deferred revenues. The $19.9 million is expected to be substantially converted to revenue by December 2026.

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net - beginning of the year (1)	$638	$676
Accounts receivable, net - end of the period (1)	$256	$638

Contract liabilities (1)
Deferred revenues - beginning of the year	$21,821	$29,501
Deferred revenues - end of the period	$18,008	$21,821

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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2025	December 31, 2024
Marketable debt securities
Included within cash and cash equivalents	$22,853	$17,432
Included within marketable securities	$—	$1,992
Marketable equity securities
Included within marketable securities	$17	$24

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet for the periods presented (in thousands):

	June 30, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$22,854	$—	$(1)	$22,853
Total	$22,854	$—	$(1)	$22,853

	December 31, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$19,420	$4	$—	$19,424
Total	$19,420	$4	$—	$19,424

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2025 or December 31, 2024. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The Company does not intend to sell these securities, nor anticipate that these securities will be required to be sold before recovery.

As of June 30, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$22,854	$22,853
Total available-for-sale debt securities	$22,854	$22,853

Marketable Equity Securities

Marketable equity securities with readily determinable fair values are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities are classified as trading securities and for the periods reported have consisted of shares of common stock of OncoCyte Corporation (“OCX”) and of Hadasit Bio-Holdings Ltd. (“HBL”). Lineage has not owned any shares of OCX since June 30, 2024. The value of marketable equity securities is based on the closing price of OCX and HBL common stock on the last trading day of the applicable quarter.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table represents the realized and unrealized loss on marketable equity securities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on marketable equity securities, net	$(2)	$(10)	$(7)	$(15)
Less: Loss recognized in earnings on marketable equity securities sold	—	4	—	4
Unrealized loss recognized on marketable equity securities held at end of period, net	$(2)	$(6)	$(7)	$(11)

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

At June 30, 2025 and December 31, 2024, property and equipment, net was comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment, furniture and fixtures	$4,615	$4,131
Leasehold improvements	2,486	2,300
Right-of-use assets - finance lease	214	204
Accumulated depreciation and amortization	(5,060)	(4,384)
Property and equipment, net	$2,255	$2,251

Depreciation and amortization expense was $171,000 and $142,000 for the three months ended June 30, 2025 and 2024, respectively, and $335,000 and $295,000 for the six months ended June 30, 2025 and 2024, respectively. These amounts include amortization expense for right-of-use finance lease assets of $14,000 for each of the three months ended June 30, 2025 and 2024, and $28,000 for each of the six months ended June 30, 2025 and 2024.

6. Goodwill and Intangible Assets, Net

At June 30, 2025 and December 31, 2024, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	—	14,840
	31,700	46,540
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Accumulated amortization (4)	(19,603)	(19,603)
	—	—

Intangible assets, net	$31,700	$46,540

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). The Company conducted a qualitative goodwill assessment for the second quarter of 2025

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

and took into consideration the impairment of the VAC indefinite-lived intangible asset. After assessing the totality of relevant events and circumstances, there was no impairment to the goodwill carrying value as of June 30, 2025, and to date, the Company has not recognized any goodwill impairment.
(2)
Asterias had two IPR&D intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets at the acquisition date consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform. As of June 30, 2025, the VAC platform was deemed to be abandoned. As the Company has abandoned the VAC platform and its related research and development efforts, and the IPR&D asset has no alternative future use, the Company has derecognized the intangible asset and recorded a non-cash pre-tax impairment charge of $14.8 million, within total operating expenses of the condensed consolidated statement of operations. See Note 13 (Commitments and Contingencies) for additional information.
(3)
Asterias had royalty cash flows under patent families it acquired from Geron Corporation. Such patent families are expected to continue to generate revenue, are not used in the other acquired IPR&D intangible assets, and are considered to be separate intangible assets under ASC Topic 805, Business Combinations.
(4)
Lineage recognized $22,000 in amortization expense of intangible assets during the three months ended March 31, 2024 and did not recognize any amortization expense in subsequent quarters as the acquired patents and acquired royalty contracts were fully amortized as of March 31, 2024.

7. Accounts Payable and Accrued Liabilities

At June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$1,497	$1,174
Accrued compensation	2,161	3,066
Accrued liabilities	793	1,197
Total	$4,451	$5,437

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$12,806	$12,806	$—	$—
Marketable debt securities (1)	22,853	22,853	—	—
Marketable debt securities	—	—	—	—
Marketable equity securities (2)	17	17	—	—
Total assets measured at fair value	$35,676	$35,676	$—	$—
Liabilities:
Warrant liabilities (3)	$18,801	$—	$—	$18,801
Total liabilities measured at fair value	$18,801	$—	$—	$18,801

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,570	$21,570	$—	$—
Marketable debt securities (1)	17,432	17,432	—	—
Marketable debt securities	1,992	1,992	—	—
Marketable equity securities (2)	24	24	—	—
Total assets measured at fair value	$41,018	$41,018	$—	$—
Liabilities:
Warrant liabilities (3)	$6,161	$—	$—	$6,161
Total liabilities measured at fair value	$6,161	$—	$—	$6,161

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table sets forth a summary of changes to Level 3 fair value measurements for the six months ended June 30, 2025 (in thousands):

Common Share Warrant Liabilities
Balance - December 31, 2024	$6,161
Issued	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	10,435
Balance - June 30, 2025	$18,801

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities for the six months ended June 30, 2025, were as follows:

Six Months Ended June 30, 2025
Expected stock price volatility	71.78% - 74.46%
Risk-free interest rate	3.68% - 4.25%
Expected dividend yield	—
Expected term (in years)	2.89 - 3.32

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. At warrant issuance, the expected term represents the period from the warrant issuance to the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. At each reporting period end date, the expected term is reduced to reflect the remaining period.

9. Related Party Transactions

In the February 2024 RDO (as such term is defined in Note 10 (Shareholders’ Equity)), we sold 6,730,770 common shares to Broadwood Partners, L.P. (“Broadwood Partners”), an affiliate of Neal Bradsher, a member of our board of directors, and 96,155 common shares to Don Bailey, a member of our board of directors at the time of the February 2024 RDO. See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

In January 2025, we sold 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares to Broadwood Partners in the November 2024 RDO (as such term is defined in Note 10 (Shareholders’ Equity)). See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of June 30, 2025 and December 31, 2024.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Common Shares

Lineage is authorized to issue 450,000,000 common shares. As of June 30, 2025 and December 31, 2024, there were 228,356,290 and 220,416,326 common shares issued and outstanding, respectively.

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

Prior to its termination in March 2024, Lineage had sold 4,912,803 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.41 for gross proceeds of $6.9 million. During the three months ended March 31, 2024, Lineage sold 30,000 common shares under the Prior Prospectus Supplement at a weighted average price per share of $1.23 for gross proceeds of $37,000. During the three months ended June 30, 2024, Lineage sold 25,830 common shares under the 2024 Prospectus Supplement at a weighted average price per share of $1.30 for gross proceeds of $33,000. Lineage has not sold any common shares under the 2024 Prospectus Supplement since June 30, 2024. As of June 30, 2025, $39.97 million remained available for sale under the 2024 Prospectus Supplement.

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

February 2024 Registered Direct Offering

In February 2024, Lineage entered into a stock purchase agreement with certain investors relating to the purchase and sale in a registered direct offering of an aggregate of 13,461,540 of its common shares (the “February 2024 RDO”). The offering price was $1.04 per common share resulting in gross proceeds of $14.0 million. Finance related fees for this offering totaled approximately $0.1 million. See Note 9 (Related Party Transactions) for shares issued in this offering to a related party.

The purchase and sale of our common shares in the February 2024 RDO was made pursuant to the registration statement on Form S-3 (File No. 333-254167), filed with the SEC on March 5, 2021 and declared effective on March 19, 2021.

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

On November 21, 2024, we closed the first tranche of the offering and in connection therewith we issued to the unaffiliated healthcare focused institutional investors an aggregate of 31,578,951 common shares and accompanying warrants to purchase an aggregate of up to 31,578,951 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant. The warrants have an exercise price of $0.91 per common share, have been exercisable since May 21, 2025 and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen® (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants also provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement. The aggregate gross proceeds from this closing was $24 million, with $2.3 million for related issuance costs. The warrants issued at this closing had a fair value of approximately $7.9 million at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we closed the second tranche of the offering and in connection therewith we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares, at a combined purchase price of $0.76 per common share and accompanying warrant. The terms of such warrant are substantially the same as those described above. The aggregate gross proceeds from this closing was $6.0 million, with approximately $0.6 million for related issuance costs. The warrant issued to Broadwood Partners at this closing had a fair value of approximately $2.1 million at issuance and is classified as a warrant liability in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) and Note 9 (Related Party Transactions) for additional information.

We entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best efforts basis, in connection with the November 2024 RDO. Pursuant to the engagement letter, we paid Wainwright a cash fee equal to 7.0% of the aggregate gross proceeds and a management fee equal to 1.0% of the aggregate gross proceeds we received at each closing. In addition, at each closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issued to Wainwright (or its designees) have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase up to 1,973,684 of our common shares. The warrants issued to Wainwright (or its designees) in connection with the first and second closings had a fair value of approximately $0.4 million and $0.1 million, respectively, at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

The purchase and sale of our common shares and accompanying warrants in the November 2024 RDO was made pursuant to the registration statement on Form S-3 (File No. 333-277758), filed with the SEC on March 7, 2024 and declared effective on May 14, 2024.

11. Stock-Based Awards

Equity Incentive Plan Awards

In September 2021, our shareholders approved the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan, and our shareholders approved amendments to increase the number of common shares that may be issued thereunder by 19,500,000 in September 2023 and by an additional 19,500,000 in June 2025 (as amended to date, the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), and other stock awards. Generally, all of our employees (including those of our affiliates), non-employee directors and consultants are eligible to participate in the 2021 Plan.

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 54,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan became effective and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders,

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

no additional awards will be granted under the 2012 Plan. As of June 30, 2025, there were 35,247,039 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	16,658	$1.30	8.23	$—
Options granted	7,328	$0.53
Options exercised	—	$—
Options expired/forfeited/cancelled	(157)	$1.12
Balance at June 30, 2025	23,829	$1.07	8.28	$2,755
Options exercisable at June 30, 2025	9,424	$1.34	7.31	$—
Options exercisable and expected to vest at June 30, 2025	23,829	$1.07	8.28	$2,755

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2024	501	$1.24
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at June 30, 2025	334	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of Lineage’s equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2024	10,068	$1.84
Options exercised	—	$—
Options expired/forfeited/cancelled	(891)	$2.08
Balance at June 30, 2025	9,177	$1.82

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$183	$160	$352	$304
General and administrative	1,055	1,109	2,103	2,128
Total stock-based compensation expense	$1,238	$1,269	$2,455	$2,432

As of June 30, 2025, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, was $8.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.8 years for stock options and 0.9 years for RSUs.

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

For the three and six months ended June 30, 2025 and 2024, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2025	2024
Stock options	33,006	26,378
Restricted stock units	334	501
Warrants	41,447	—

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the third quarter of 2025. We are currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our financial statements.

Lineage did not record a deferred tax benefit or provision expense for either of the six months ended June 30, 2025 or 2024.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and the term was extended for a period of thirty-seven months (the “Extended Term”) commencing on March 1, 2023 (the “Extended Term Commencement Date”). Monthly base rent for the first twelve months of the Extended Term was $25,200 and is subject to 3% annual increases. Rent was abated for months two through four of the Extended

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Term. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2025.

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

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and was originally set to expire on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. During the extension period, the base rent is $23,000 per month for the first twelve months and will increase to $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2025.

CCN Leases

As of June 30, 2025, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (‘ILS”) per month (approximately $49,000 as of June 30, 2025), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease held as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $504,000 as of June 30, 2025, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$617	$607
Operating cash flows from finance leases	$4	$4
Financing cash flows from finance leases	$28	$27

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$72	$597
Finance leases	$—	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$1,817	$2,144

Right-of-use lease liabilities, current	$998	$1,097
Right-of-use lease liabilities, noncurrent	1,058	1,295
Total operating lease liabilities	$2,056	$2,392

Finance leases
Right-of-use assets	$214	$204
Accumulated amortization	(123)	(89)
Right-of-use assets, net	$91	$115

Right-of-use lease liabilities, current	$50	$55
Right-of-use lease liabilities, noncurrent	48	67
Total finance lease liabilities	$98	$122

Weighted average remaining lease term
Operating leases	2.1 years	2.5 years
Finance leases	2.0 years	2.4 years

Weighted average discount rate
Operating leases	6.4%	6.4%
Finance leases	7.1%	7.1%

Future minimum lease commitments are as follows as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$634	$33
2026	808	41
2027	751	30
2028	8	—
Total lease payments	2,201	104
Less imputed interest	(145)	(6)
Total	$2,056	$98

Operating lease expense was $0.3 million and $0.6 million for each of the three and six months ended June 30, 2025 and 2024.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of June 30, 2025, the aggregate cap amount was approximately $96.4 million.

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

Effective June 30, 2025, Lineage determined that it was no longer going to pursue the program, including development and commercialization of all products. In conjunction therewith, CRT notified Lineage of their termination of the CRT License Agreement. Further, in conjunction therewith, Lineage notified Immunomic Therapeutics, Inc. (“ITI”) of the termination of the ITI Agreement under the terms of the ITI Agreement. The Company has abandoned all future development efforts and will no longer prosecute any of the issued patents related to the VAC platform. Accordingly, the Company performed an impairment assessment of the VAC platform IPR&D intangible asset which resulted in a non-cash, pre-tax impairment charge of $14.8 million. Additionally, Lineage recognized the remaining deferred revenue amount of approximately $0.7 million, as of the effective date of the termination of the ITI Agreement, since Lineage had no remaining performance obligations under such agreement. See Note 6 (Goodwill and Intangible Assets, Net) to our condensed consolidated interim financial statements included in this report for additional information.

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of June 30, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

On April 17, 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits CCN’s resources for the benefit of Lineage. The motion seeks an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the Court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 after which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. In June 2025, the third party valuation firm delivered its report stating that in its opinion the consideration paid by Lineage to CCN under the Intercompany Agreement was insufficient. The Court subsequently notified the parties that they were to advise the Court whether they have settled the matter between themselves by no later

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

than September 7, 2025. If not settled by such date, then the Court will hold a hearing on HBL’s motion. It is not possible at this time to assess the likelihood of whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements described in this paragraph. Accordingly, Lineage has not recorded any liabilities for these agreements as of June 30, 2025 or December 31, 2024.

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

As part of the Asterias Merger, Lineage acquired royalty revenues for cash flows generated under patent families that Asterias acquired from Geron Corporation. Lineage continues to make royalty payments to Geron from royalties generated from these patents. Royalty revenues and royalty payments are included within royalties, license and other revenues and cost of royalties, respectively, in our condensed consolidated statements of operations.

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

Scalable, cost-effective manufacturing can help make cell therapies affordable for a wider patient population. We believe a significant challenge facing the cell therapy field, and a necessary component of successful allogeneic cell therapy commercialization, is the ability to create, at scale and in a cost-effective manner, the desired cell product from a single cell line with the purity, potency, and production scale implied by an “off-the-shelf” product. The complex process for such a cost-effective and scaled production can be achieved by employing a current Good Manufacturing Practice, or cGMP, compliant and genetically stable cell banking system, which can provide an abundant and consistent supply of material for downstream production. A vial from a stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. Utilizing a two-tier banking system can enable significant amplification of starting material, thereby being capable of providing a reliable, consistent, and permanent supply to the subsequent production campaigns that generate the final product, producing even millions of vials from the original initial bank.

We previously completed a cGMP production run for each of OpRegen and OPC1, two of our product candidates, from such a customized, two-tiered cGMP cell banking system. In total, we have to date produced unique cGMP banking systems for three of our product candidates, the third being ANP1. We therefore believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or large patient populations. We expect the cell banks we have manufactured will support a production capability exceeding the reasonably foreseeable number of patients with the conditions that OpRegen and OPC1 are currently intended to address (each of which we currently expect to be a single-administration dose) without requiring the manufacture of a new starting master cell bank.

Our lead cell therapy program, known as OpRegen®, is being developed for the treatment of ocular disorders, including geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”) under a collaboration we entered into with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”). OpRegen (also known as RG6501) is a suspension of human allogeneic retinal pigmented epithelial (“RPE”) cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the “GAlette Study”. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”), we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech (“Services Agreement”) pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD. In June 2025, Roche and Genentech presented positive 36-month visual acuity results at Clinical Trials at The Summit 2025, from the Lineage-run Phase 1/2a clinical trial of OpRegen. The presentation showed that (i) gains in Best Corrected Visual Acuity (BCVA) in patients in Cohort 4 (less advanced GA) measured at month 12 remain evident through month 36 following subretinal administration of OpRegen cell therapy; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients with extensive OpRegen cell therapy coverage of atrophic areas at the time of surgical delivery, the mean change in BCVA was +9.0 ETDRS letters for those completing 3-year follow-up (compared to +7.4 ETDRS letters at 24 months) (n=5); and, (iv) these data suggest that OpRegen cell therapy may counteract RPE cell dysfunction and loss in GA by providing support to the remaining retinal cells within atrophic areas, and these effects appear durable through at least 36 months after a single administration.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury (“SCI”). Improved functional activity can lead to greater mobility and enhanced quality of life for patients and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-patient Phase 1 safety trial in acute thoracic SCI, where all active subjects have been followed for at least 13 years, and a 25-patient Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active subjects were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in subacute and chronic SCI patients. The study will enroll both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI patients. The DOSED study will be the first study of OPC1 to include patients with a chronic injury, a condition which comprises the majority of SCI patients. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. In July 2025 the first chronic SCI patient (a neurologically complete SCI injury (American Spinal Injury Association Impairment Scale [AIS] grade A), with a single neurological level of injury (NLI) from levels T1 to T10) was treated in the DOSED study at UC San Diego Health, and the novel delivery system successfully administered a one-time injection of OPC1. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) and we have applied for additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI. See “Item 1. Business - Grants from Government Entities,” – Grants from the California Institute for Regenerative Medicine,” in the 2024 10K.

Our pipeline of allogeneic, or “off-the-shelf”, neurology and ophthalmic cell therapy programs currently available to us for development includes:

•
OpRegen (RG6501), an allogeneic RPE cell replacement therapy currently in a Phase 2a multicenter, open-label, single arm clinical trial, the GAlette Study, being conducted by Genentech, for the treatment of GA secondary to AMD.
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in a Phase 1b, multicenter, open label safety trial, the DOSED study, which is designed to test the safety and utility of a novel spinal cord delivery device in subacute and chronic SCI patients.
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

Other Programs and Technologies

Although we have to date focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop, terminate the development of, or not partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Israeli Regional Conflict

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, CCN, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are CCN employees based in that facility. As of the date of the filing of this report, our operations have not been materially or adversely impacted as a result of the Israeli regional conflict that began in October 2023 nor the broader regional conflict that has developed since.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken from time to time since October 2023, our operations at our facility in Israel were temporarily impacted. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up. In addition, the general impact on our employees operating in a region of conflict could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from regional instability, any long-term closure of our facility in Israel, or if that facility were damaged, or if hostilities otherwise disrupt our ongoing operations at that facility, or if a meaningful number of our employees are unable to work for significant portions of time, our operations would be materially and adversely impacted.

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

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations in the 2024 10-K and our audited financial statements and notes thereto for the year ended December 31, 2024 in Part II, Item 8 of the 2024 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the six months ended June 30, 2025.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

Revenues

The following table shows our revenues for the periods presented (amounts in thousands except percentages):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Collaboration revenues	$2,532	$1,098	$1,434	131%	$3,802	$2,285	$1,517	66%
Royalties, license and other revenues	233	310	(77)	(25)%	465	567	(102)	(18)%
Total revenues	$2,765	$1,408	$1,357	96%	$4,267	$2,852	$1,415	50%

For each of the three and six months ended June 30, 2025, the $1.4 million increase in total revenue as compared to the prior year was primarily due to collaboration revenues, of which approximately $0.7 million of the increase for each period was due to more revenue recognized under the Roche Agreement resulting from continued progress toward completion of the performance obligations inclusive of updates in the total estimated costs to be incurred under the Roche Agreement. Additionally, the license agreement with Immunomic Therapeutics, Inc. was terminated and the remaining deferred revenue of approximately $0.7 million was recognized in the current quarter within collaboration revenues. See Note 13 (Commitments and Contingencies) for additional information.

Collaboration revenues from the Roche Agreement may fluctuate from period to period based on changes in estimated costs to support the performance obligations. Under the Roche Agreement, delivery is determined to be over time and revenue is recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. The collaboration revenue recognized each period was included within deferred revenue at the beginning of each reporting period. See Note 3 (Revenue) to our condensed consolidated interim financial statements included in this report for additional information.

Operating Expenses

Our operating expenses generally consist of cost of royalties, research and development expenses, and general and administrative expenses.

Cost of royalties. These expenses consist of costs associated with royalty revenue which has resulted from product royalties by our sublicensees.

Research and development expenses. These expenses consist of costs incurred for company-sponsored, collaborative and contracted research and development activities. These costs include direct expenses and indirect research-related overhead expenses including compensation and related benefits, stock-based compensation, consulting fees, research and laboratory fees, rent of research facilities, amortization of intangible assets, and license fees paid to third parties to acquire patents or licenses to use patents and other technology. Research and development costs with no future benefit or alternative use are expensed as incurred. Research and development expenses incurred and reimbursed by grants from third parties approximate the grant income recognized in our condensed consolidated statements of operations. Royalties and sublicensing fees are recorded as research and development expenses, unless they are associated with product royalties, which we classify as cost of royalties in our condensed consolidated statements of operations. We expect our total research and development expenses to fluctuate each reporting period based on several factors including (i) the stage of development for each cell therapy program, (ii) the availability of resources to work on each program, and (iii) the timing of contractual obligations.

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

The following table shows our operating expenses for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Cost of royalties	$39	$44	$(5)	(11)%	$75	$142	$(67)	(47)%
Research and development	3,106	2,868	238	8%	6,220	5,878	342	6%
General and administrative	4,560	4,363	197	5%	9,417	9,360	57	1%
Loss on impairment of intangible asset	14,840	—	14,840	100%	14,840	—	14,840	100%
Total operating expenses	$22,545	$7,275	$15,270	210%	$30,552	$15,380	$15,172	99%

The following table shows the amount of our total research and development expenses allocated to our primary research and development projects for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		Percent of Total		Amount		Percent of Total
	2025	2024	2025	2024	2025	2024	2025	2024
OpRegen®	$1,451	$1,499	47%	52%	$2,804	$2,814	45%	48%
OPC1	828	788	27%	28%	1,815	1,817	29%	31%
ANP1	730	501	23%	17%	1,473	944	24%	16%
PNC1	—	16	0%	1%	—	156	0%	3%
RND1	—	3	0%	0%	32	8	1%	0%
Other programs and non-program expenses	97	61	3%	2%	96	139	1%	2%
Total research and development expenses	$3,106	$2,868	100%	100%	$6,220	$5,878	100%	100%

Research and development expenses. For the three and six months ended June 30, 2025, the $0.2 million and $0.3 million increase in total research and development expenses, respectively, as compared to the prior year was primarily driven by our preclinical programs.

General and administrative expenses. For the three and six months ended June 30, 2025, the $0.2 million and $0.1 million increase in general and administrative expenses, respectively, as compared to the prior year was primarily attributable to more costs incurred for services provided by third parties.

Loss on impairment of intangible asset. As of June 30, 2025, the VAC platform was deemed to be abandoned. As we have abandoned the VAC platform and its related research and development efforts, and the IPR&D asset has no alternative future use, we have derecognized the intangible asset and recorded a non-cash pre-tax impairment charge of $14.8 million within total operating expenses of the condensed consolidated statement of operations during the three months ended June 30, 2025. See Note 6 (Goodwill and Intangible Assets, net) and Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
Other income (expenses)	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Interest income, net	$454	$463	$(9)	(2)%	$932	$925	$7	1%
Loss on marketable equity securities, net	(2)	(10)	8	80%	(7)	(15)	8	53%
Change in fair value of warrant liability	(12,740)	—	(12,740)	(100)%	(10,435)	—	(10,435)	(100)%
Foreign currency transaction gain (loss), net	1,678	(378)	2,056	544%	1,447	(732)	2,179	298%
Other income (expense), net	26	19	7	37%	(159)	19	(178)	(937)%
Total other income (expenses)	$(10,584)	$94	$(10,678)	(11360)%	$(8,222)	$197	$(8,419)	4274%

Interest income, net. For the three and six months ended June 30, 2025, the change in interest income, net, as compared to the prior year was de minimis.

Loss on marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of marketable equitable securities held by us which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These marketable equitable securities are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and six months ended June 30, 2025 and 2024, Lineage recognized a net loss on marketable equity securities primarily related to changes in the fair market value of such securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are non-cash adjustments recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three and six months ended June 30, 2025, the change in the fair value of the warrants was primarily driven by an increase in the Company’s common share price during these periods. There were no liability-classified warrants outstanding for the three and six months ended June 30, 2024.

Foreign currency transaction gain (loss), net. Foreign currency transaction gain (loss), net primarily results from currency fluctuations applied to our subsidiary’s U.S. dollar-denominated intercompany balances with Lineage. The functional currency of our subsidiaries, CCN and ES Cell International Pte. Ltd. (“ESI”), is the Israeli New Shekel (“ILS”) and the Singapore Dollar (“SGD”), respectively. The foreign currency transaction gains recorded during the three and six months ended June 30, 2025 was driven by a strengthening of the ILS and SGD during the period as compared to the U.S. Dollar, while the losses incurred during the three and six months ended June 30, 2024 resulted from a weakening of the ILS and SGD as compared to the U.S. Dollar.

Other income (expenses), net. For the six months ended June 30, 2025, the Company recorded $0.2 million related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO. No comparable expense was recorded in the six months ended June 30, 2024.

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

Liquidity and Capital Resources

Overview

As of June 30, 2025, our accumulated deficit was $438.1 million. For the six months ended June 30, 2025, we incurred a loss from operations of $26.3 million and had negative cash flow from operations of $10.4 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

As of June 30, 2025, we had $42.3 million in cash, cash equivalents and marketable securities. In January 2025, we raised approximately $5.4 million in net proceeds from the second closing of the November 2024 RDO. We may receive up to an additional $36 million in gross proceeds upon the full cash exercise of OpRegen clinical milestone-linked warrants we issued to the investors in the November 2024 RDO, which each have an exercise price of $0.91 per share. However, no assurances can be given that any portion of such warrants will be exercised, or if exercised, that they will be exercised on a cash basis.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

During the six months ended June 30, 2025, no shares were issued or sold under our at-the-market offering program. As of June 30, 2025, $39.97 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(10,425)	$(10,959)
Investing activities	1,889	(8,831)
Financing activities	4,737	14,126
Effect of exchange rate changes on cash, cash equivalents and restricted cash	220	(158)
Net increase in cash, cash equivalents, and restricted cash	$(3,579)	$(5,822)

Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $10.4 million and consisted of a net loss of $34.5 million plus the net changes in operating assets and liabilities of approximately $2.6 million, partially offset by $26.7 million in non-cash adjustments. The net changes in operating assets and liabilities were primarily due to a $3.8 million reduction in deferred revenues, partially offset by a $1.3 million increase in prepaid expenses and other current assets. The non-cash adjustments were primarily due to a $10.4 million change in the fair value of the warrant liability as well as a $14.8 million loss on impairment of our IPR&D intangible asset related to the VAC platform.

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

Cash Provided by (Used In) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2025 was $1.9 million and primarily consisted of maturities of U.S. Treasury securities.

Cash used in investing activities for the six months ended June 30, 2024 was $8.8 million which was primarily from the purchase of U.S. Treasury securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $4.7 million and primarily consisted of net proceeds from the sale of our common shares and warrants in the November 2024 RDO, partially offset by principal payments against our financed insurance liability.

Cash provided by financing activities for the six months ended June 30, 2024 was $14.1 million and primarily consisted of net proceeds from the sale of our common shares in the February 2024 RDO and from the sale of our common shares under our at-the-market offering program.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under vendor contracts for research services and other purchase commitments with suppliers.

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of June 30, 2025, the aggregate cap amount was approximately $96.4 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of June 30, 2025, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of June 30, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of June 30, 2025, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.0 million of rent payments will become due, of which $0.6 million will become due in the remainder of 2025.

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

We believe that our $42.3 million in cash, cash equivalents and marketable securities at June 30, 2025, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	November 9, 2023	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Second Amended and Restated Bylaws	3.1(a)	8-K	June 13, 2024	001-12830
10.1^	Amendment No. 2 to the Lineage Cell Therapeutics, Inc. 2021 Equity Incentive Plan	10.1	8-K	July 2, 2025	001-12830
31.1*	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

# Furnished herewith

^ Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: August 12, 2025	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: August 12, 2025	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer