Form 10-Q
period 2025-09-30
Lineage Cell Therapeutics, Inc.
filed 2025-11-06
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of common shares outstanding as of October 31, 2025 was 230,327,537.

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
•
our continued ability to successfully manufacture our product candidates in a reproducible, scalable, and cost-effective manner, for clinical development and, if approved, for commercialization, including our future capability of producing several million doses of OpRegen®;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,463	$45,789
Marketable securities	23	2,016
Accounts receivable	127	638
Prepaid expenses and other current assets	1,647	2,554
Total current assets	42,260	50,997

NONCURRENT ASSETS
Property and equipment, net	2,157	2,251
Operating lease right-of-use assets	2,311	2,144
Deposits and other long-term assets	539	614
Goodwill	10,672	10,672
Intangible assets, net	31,700	46,540
TOTAL ASSETS	$89,639	$113,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,550	$5,437
Operating lease liabilities, current portion	1,023	1,097
Finance lease liabilities, current portion	43	55
Deferred revenues, current portion	3,766	7,388
Total current liabilities	9,382	13,977

LONG-TERM LIABILITIES
Deferred tax liability	273	273
Deferred revenues, net of current portion	12,462	14,433
Operating lease liabilities, net of current portion	1,515	1,295
Finance lease liabilities, net of current portion	40	67
Warrant liabilities	45,171	6,161
TOTAL LIABILITIES	68,843	36,206

Commitments and contingencies (Note 13)	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common shares, no par value, 450,000 shares authorized as of September 30, 2025 and December 31, 2024; 230,328 and 220,416 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	494,175	484,722
Accumulated other comprehensive loss	(4,286)	(2,876)
Accumulated deficit	(467,849)	(403,465)
Lineage's shareholders’ equity	22,040	78,381
Noncontrolling deficit	(1,244)	(1,369)
Total shareholders’ equity	20,796	77,012
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,639	$113,218

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Collaboration revenues	$3,544	$3,386	$7,346	$5,671
Royalties, license and other revenues	137	393	602	960
Total revenues	3,681	3,779	7,948	6,631

OPERATING EXPENSES:
Cost of royalties	5	38	80	180
Research and development	3,271	3,171	9,491	9,049
General and administrative	4,191	4,410	13,608	13,770
Loss on impairment of intangible asset (Note 6 and Note 13)	—	—	14,840	—
Total operating expenses	7,467	7,619	38,019	22,999
Loss from operations	(3,786)	(3,840)	(30,071)	(16,368)

OTHER INCOME (EXPENSES):
Interest income, net	366	397	1,298	1,322
Gain (loss) on marketable equity securities, net	6	(6)	(1)	(21)
Change in fair value of warrant liability	(26,557)	—	(36,992)	—
Foreign currency transaction gain (loss), net	219	448	1,666	(284)
Other income (expense), net	—	—	(159)	19
Total other income (expenses)	(25,966)	839	(34,188)	1,036

NET LOSS	(29,752)	(3,001)	(64,259)	(15,332)

Net (income) loss attributable to noncontrolling interest	(29)	(33)	(125)	(4)

NET LOSS ATTRIBUTABLE TO LINEAGE	$(29,781)	$(3,034)	$(64,384)	$(15,336)

Net loss per common share attributable to Lineage basic and diluted	$(0.13)	$(0.02)	$(0.28)	$(0.08)

Weighted-average common shares used to compute basic and diluted net loss per common share	228,853	188,835	227,765	186,860

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(29,752)	$(3,001)	$(64,259)	$(15,332)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(189)	(432)	(1,406)	173
Unrealized loss (gain) on marketable debt securities	1	12	(4)	5
COMPREHENSIVE LOSS	(29,940)	(3,421)	(65,669)	(15,154)
Comprehensive (income) loss attributable to noncontrolling interest	(29)	(33)	(125)	(4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(29,969)	$(3,454)	$(65,794)	$(15,158)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended September 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112
Shares issued through ATM financing	1,000	1,315	—	—	—	1,315
Financing related fees	—	(42)	—	—	—	(42)
Shares issued upon exercise of stock options	622	646	—	—	—	646
Shares issued upon exercise of warrants	350	319	—	—	—	319
Derivative warrant liability reclassified to share capital on exercise of warrants	—	187	—	—	—	187
Stock-based compensation	—	1,199	—	—	—	1,199
Unrealized gain on marketable debt securities	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	(189)	(189)
Net income (loss)	—	—	(29,781)	29	—	(29,752)
BALANCE - September 30, 2025	230,328	$494,175	$(467,849)	$(1,244)	$(4,286)	$20,796

Three Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2024	188,824	$467,928	$(397,158)	$(1,425)	$(2,470)	$66,875
Shares issued upon exercise of stock options	13	10	—	—	—	10
Stock-based compensation	—	1,330	—	—	—	1,330
Unrealized gain on marketable debt securities	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	(432)	(432)
Net income (loss)	—	—	(3,034)	33	—	(3,001)
BALANCE - September 30, 2024	188,837	$469,268	$(400,192)	$(1,392)	$(2,890)	$64,794

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Nine Months Ended September 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Shares issued through ATM financing	1,000	1,315	—	—	—	1,315
Financing related fees	—	(448)	—	—	—	(448)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Shares issued upon exercise of stock options	622	646	—	—	—	646
Shares issued upon exercise of warrants	350	319	—	—	—	319
Derivative warrant liability reclassified to share capital upon exercise of warrants	—	187	—	—	—	187
Stock-based compensation	—	3,654	—	—	—	3,654
Unrealized loss on marketable debt securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	(1,406)	(1,406)
Net income (loss)	—	—	(64,384)	125	—	(64,259)
BALANCE - September 30, 2025	230,328	$494,175	$(467,849)	$(1,244)	$(4,286)	$20,796

Nine Months Ended September 30, 2024
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2023	174,987	$451,343	$(384,856)	$(1,396)	$(3,068)	$62,023
Shares issued through registered direct financings	13,462	14,000	—	—	—	14,000
Shares issued through ATM financing	56	70	—	—	—	70
Financing related fees	—	(113)	—	—	—	(113)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(23)	—	—	—	(23)
Shares issued upon exercise of stock options	287	229	—	—	—	229
Stock-based compensation	—	3,762	—	—	—	3,762
Unrealized gain on marketable debt securities	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	173	173
Net income (loss)	—	—	(15,336)	4	—	(15,332)
BALANCE - September 30, 2024	188,837	$469,268	$(400,192)	$(1,392)	$(2,890)	$64,794

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(64,384)	$(15,336)
Net income (loss) attributable to noncontrolling interest	125	4
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	183	—
Loss on impairment of intangible asset	14,840	—
Loss on marketable equity securities, net	1	21
Accretion of income on marketable debt securities	(10)	(184)
Depreciation and amortization expense	513	436
Change in right-of-use assets and liabilities	(41)	(31)
Amortization of intangible assets	—	22
Stock-based compensation	3,654	3,762
Change in fair value of warrant liability	36,992	—
Foreign currency remeasurement	(1,721)	309
Changes in operating assets and liabilities:
Accounts receivable	511	339
Prepaid expenses and other current assets	1,077	891
Accounts payable and accrued liabilities	(188)	(1,778)
Deferred revenue	(5,593)	(5,201)
Net cash used in operating activities	(14,041)	(16,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable equity securities	—	18
Purchases of marketable debt securities	—	(8,761)
Maturities of marketable debt securities	2,000	4,000
Purchase of equipment	(123)	(200)
Net cash (used in) provided by investing activities	1,877	(4,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	487	229
Proceeds from exercise of warrants	319	—
Common shares received and retired for employee taxes paid	(15)	(23)
Proceeds from sale of common shares under ATM, net of offering costs	1,276	68
Proceeds from sale of common shares under registered direct financing, net of offering costs	—	13,889
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	5,232	—
Payment of financed insurance premium	(684)	—
Payment of finance lease liabilities	(44)	(40)
Net cash provided by financing activities	6,571	14,123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	216	(120)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,377)	(7,686)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	46,354	35,992
At end of the period	$40,977	$28,306

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$27	$6

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$25	$11
Fair value of warrant liability recognized upon issuance in registered direct financing	$2,205	$—
Derivative warrant liability reclassified to share capital on exercise of warrants	$187	$—
Receivable from exercise of stock options	$159	$—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$40,463	$27,750
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	514	556
Total cash, cash equivalents, and restricted cash	$40,977	$28,306

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Liquidity

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf,” cell therapies for serious medical conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, manufacturing and delivery capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generate cells with desired characteristics. Functional cells developed from such lineages that are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity. Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently available to us for development includes:

•
OpRegen® (RG6501), an allogeneic retinal pigmented epithelial (“RPE”) cell replacement therapy currently in Phase 2a development under a worldwide collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”).
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in Phase 1/2a development for the treatment of spinal cord injuries (“SCI”).
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant currently in preclinical development under a collaboration with William Demant Invest 2 Aps (“WDI”) for the potential treatment of auditory neuropathy.
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
•
ILT1, an allogeneic islet cell transplant research program for the treatment of type 1 diabetes (T1D). We aim to deploy our manufacturing capability to address the issue of large-scale production of islet cells, with an initial goal of establishing a production modality that can support the entire production process in a dynamic culturing system, potentially solving a major hurdle to commercialization of islet cell therapy product candidates.

Our lead cell therapy program, known as OpRegen, is being developed for the treatment of ocular disorders, including GA secondary to AMD under the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”). OpRegen (also known as RG6501) is a suspension of human allogeneic RPE cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the GAlette Study. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Roche Agreement, we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD. In June 2025, Roche and Genentech presented positive 36-month visual acuity results at Clinical Trials at The Summit 2025, from the Lineage-run Phase 1/2a clinical trial of OpRegen. The presentation showed that (i) gains in Best Corrected Visual Acuity (BCVA) in patients in Cohort 4 (less advanced GA) measured at month 12 remain evident through month 36 following subretinal administration of OpRegen cell therapy; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients with extensive OpRegen cell therapy coverage of atrophic areas at the time of surgical delivery, the mean change in BCVA was +9.0 ETDRS letters for those completing 3-year follow-up (compared to +7.4 ETDRS letters at 24 months) (n=5); and (iv) these data suggest that

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

OpRegen cell therapy may counteract RPE cell dysfunction and loss in GA by providing support to the remaining retinal cells within atrophic areas, and these effects appear durable through at least 36 months after a single administration.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following an SCI. Improved functional activity can lead to greater mobility and enhanced quality of life for those affected by a SCI and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-subject Phase 1 safety trial in acute thoracic SCI, where all active participants have been followed for at least 13 years, and a 25-subject Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active participants were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI participants. The DOSED study is the first study of OPC1 to include participants with a chronic injury, a condition which comprises the majority of individuals affected by SCI. In August 2025, we announced the dosing of the first participant in the DOSED study. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. In July 2025, the first chronic SCI participant (a neurologically complete SCI injury (American Spinal Injury Association Impairment Scale [AIS] grade A), with a single neurological level of injury (NLI) from levels T1 to T10) was treated in the DOSED study at UC San Diego Health, and the novel delivery system successfully administered a one-time injection of OPC1. No significant safety events have been reported through sixty days post treatment in the first treated chronic SCI participant in the DOSED study. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) and we have applied for approximately $7.0 million of additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI. Subsequent to the submission of our grant application and as part of the standard grants review process, Lineage has provided additional information in support of its application to CIRM in response to request from CIRM representatives. CIRM continues to review Lineage’s application for a clinical grant to support the DOSED study and Lineage believes that CIRM will make a decision as to the grants it will award in December 2025. No assurances can be given that Lineage will be awarded a grant or, if awarded, the amount or timing thereof.. See “Item 1. Business - Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” in the 2024 10K.

Our second most advanced internally owned product candidate is ReSonance (ANP1), an allogeneic auditory neuron progenitor cell transplant, currently in preclinical development for the treatment of sensorineural hearing loss. In August 2025, we announced that we entered into a research collaboration agreement with WDI to advance the preclinical development of ReSonance for the treatment of hearing loss. WDI will fund up to $12 million in research collaboration costs over the approximate three-year term of the agreement. The main objective of the agreement is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the agreement. Development activities will be jointly conducted and managed by Lineage and scientists from Eriksholm Research Centre, part of Oticon A/S, which is a subsidiary of the Demant Group. See Note 13 (Commitments and Contingencies) for additional information.

Scalable, cost-effective manufacturing, which we believe is a significant hurdle to overcome for cell therapy companies, can help make cell therapies available and affordable for wider patient populations. We previously completed a current Good Manufacturing Practice, or cGMP, production run for each of OpRegen and OPC1, two of our product candidates, from a customized, two-tiered cGMP compliant and genetically stable cell banking system. A vial from a stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. In total, we have to date produced unique cGMP banking systems for three of our product candidates, the third being ReSonance. We expect the cell banks we have manufactured will support a production capability exceeding the reasonably foreseeable number of patients with the conditions that OpRegen and OPC1 are currently intended to address (each of which we currently expect to be a single-administration dose) without requiring the manufacture of a new starting master cell bank. We therefore believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or with large patient populations.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Other Programs and Technologies

Although we have to date primarily focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop, terminate the development of, or not partner any of these product candidates.

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

The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2025:

Subsidiary	Field of Business	Lineage Ownership	Country
Cell Cure Neurosciences Ltd. ("CCN")	Manufacturing of Lineage’s product candidates	94%(1)	Israel
ES Cell International Pte. Ltd. ("ESI")	Research and clinical grade cell lines	100%	Singapore

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Liquidity

On September 30, 2025, we had $40.5 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities, will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of September 30, 2025, $38.7 million remained available for sale under our at-the-market offering program (“ATM”), and we may receive up to $35.6 million in gross proceeds upon the full cash exercise of the remaining outstanding OpRegen clinical milestone-linked warrants. However, no assurances can be given as to the extent to which warrants will be exercised. See Note 10 (Shareholders’ Equity) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the Roche Agreement, are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitments and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of September 30, 2025, we had not included these commitments on our consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2024 10-K. There have been no changes to our significant accounting policies during the nine months ended September 30, 2025.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of royalties, SG&A, and research and development) ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact that this new guidance will have on our consolidated financial statements.

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

3. Revenue

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues under collaborative agreements
Upfront license fees (1)	$1,762	$3,386	$5,564	$5,671
Other collaborative revenue (2)	1,782	—	1,782	—
Total revenues under collaborative agreements	3,544	3,386	7,346	5,671

Royalties, license and other revenues (3)	137	393	602	960

Total revenue	$3,681	$3,779	$7,948	$6,631

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of each period.
(2)
None of the other collaborative revenue recognized in 2025 was included within deferred revenues as contract liabilities as of the beginning of the three and nine months ended September 30, 2025.
(3)
Of the royalties, license and other revenues recognized each period, $28,000 and $30,000 was included within deferred revenues as contract liabilities as of January 1, 2025 and 2024, respectively.

We are recognizing the $50.0 million upfront payment under the Roche Agreement utilizing an input method of costs incurred over total estimated costs to be incurred. During each reporting period, we update our total estimated collaboration costs, and any resulting adjustments are recorded on a cumulative basis which would affect revenue and deferred revenue in the period of adjustment. We believe the input methodology represents the most appropriate measure of progress towards satisfaction of the identified performance obligations.

For contracts with customers, including collaboration partners which are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606), the aggregate amount of the transaction price allocated to remaining performance obligations as of September 30, 2025 was $19.8 million, of which $16.2 million is reported as deferred revenues. The $19.8 million is expected to be substantially recognized as revenue by December 2026.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Accounts receivable, net, and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net - beginning of the year	$638	$676
Accounts receivable, net - end of the period	$127	$638

Contract liabilities
Deferred revenues - beginning of the year	$21,821	$29,501
Deferred revenues - end of the period	$16,228	$21,821

Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing were $549,000 and zero as of September 30, 2025, and December 31, 2024, respectively, and was included within prepaid expenses and other current assets on the condensed consolidated balance sheet. There were no contract assets at the beginning of the nine months ending September 30, 2025 or the twelve months ending December 31, 2024.

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2025	December 31, 2024
Marketable debt securities
Included within cash and cash equivalents	$18,058	$17,432
Included within marketable securities	$—	$1,992
Marketable equity securities
Included within marketable securities	$23	$24

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet for the periods presented (in thousands):

	September 30, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$18,057	$1	$—	$18,058
Total	$18,057	$1	$—	$18,058

	December 31, 2024
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$19,420	$4	$—	$19,424
Total	$19,420	$4	$—	$19,424

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2025 or December 31, 2024. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The Company does not intend to sell these securities, nor anticipate that these securities will be required to be sold before recovery.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of September 30, 2025, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$18,057	$18,058
Total available-for-sale debt securities	$18,057	$18,058

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

The following table represents the realized and unrealized loss on marketable equity securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (loss) on marketable equity securities, net	$6	$(6)	$(1)	$(21)
Less: Loss recognized in earnings on marketable equity securities sold	—	—	—	4
Unrealized gain (loss) recognized on marketable equity securities held at end of period, net	$6	$(6)	$(1)	$(17)

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

At September 30, 2025 and December 31, 2024, property and equipment, net was comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment, furniture and fixtures	$4,728	$4,131
Leasehold improvements	2,542	2,300
Right-of-use assets - finance lease	216	204
Accumulated depreciation and amortization	(5,329)	(4,384)
Property and equipment, net	$2,157	$2,251

Depreciation and amortization expense was $178,000 and $141,000 for the three months ended September 30, 2025 and 2024, respectively, and $513,000 and $436,000 for the nine months ended September 30, 2025 and 2024, respectively. These amounts include amortization expense for right-of-use finance lease assets of $15,000 and $13,000 for the three months ended September 30, 2025 and 2024, respectively, and $43,000 and $41,000 for the nine months ended September 30, 2025 and 2024, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6. Goodwill and Intangible Assets, Net

At September 30, 2025 and December 31, 2024, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger) (2)	$31,700	$31,700
Acquired IPR&D – VAC (from the Asterias Merger) (2)	—	14,840
	31,700	46,540
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (3)	650	650
Accumulated amortization (4)	(19,603)	(19,603)
	—	—

Intangible assets, net	$31,700	$46,540

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). The Company conducted a qualitative goodwill assessment for the second quarter of 2025 and took into consideration the impairment of the VAC indefinite-lived intangible asset. After assessing the totality of relevant events and circumstances, there was no impairment to the goodwill carrying value as of June 30, 2025, and to date, the Company has not recognized any goodwill impairment.
(2)
Asterias had two IPR&D intangible assets that were valued at $46.5 million as part of the purchase price allocation that was performed in connection with the Asterias Merger. The fair value of these assets at the acquisition date consisted of $31.7 million pertaining to the OPC1 program and $14.8 million pertaining to the VAC platform. As of June 30, 2025, the VAC platform was deemed to be abandoned. As the Company has abandoned the VAC platform and its related research and development efforts, and the IPR&D asset has no alternative future use, the Company derecognized the intangible asset and recorded a non-cash pre-tax impairment charge during the quarter ending June 30, 2025 of $14.8 million, within total operating expenses of the condensed consolidated statement of operations. See Note 13 (Commitments and Contingencies) for additional information.
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

7. Accounts Payable and Accrued Liabilities

At September 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$1,520	$1,174
Accrued compensation	2,544	3,066
Accrued liabilities	486	1,197
Total	$4,550	$5,437

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$14,140	$14,140	$—	$—
Marketable debt securities (1)	18,058	18,058	—	—
Marketable debt securities	—	—	—	—
Marketable equity securities (2)	23	23	—	—
Total assets measured at fair value	$32,221	$32,221	$—	$—
Liabilities:
Warrant liabilities (3)	$45,171	$—	$—	$45,171
Total liabilities measured at fair value	$45,171	$—	$—	$45,171

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$21,570	$21,570	$—	$—
Marketable debt securities (1)	17,432	17,432	—	—
Marketable debt securities	1,992	1,992	—	—
Marketable equity securities (2)	24	24	—	—
Total assets measured at fair value	$41,018	$41,018	$—	$—
Liabilities:
Warrant liabilities (3)	$6,161	$—	$—	$6,161
Total liabilities measured at fair value	$6,161	$—	$—	$6,161

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
(3)
Liability-classified warrants are valued at issuance, upon warrant exercise, and at each reporting period end date while the warrants are outstanding using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. Changes in the fair value of liability-classified warrants are recorded in the condensed consolidated statements of operations, and reflected as an adjustment to reconcile net loss to net cash used in operating activities in the condensed consolidated statements of cash flows. A significant increase or decrease in these Level 3 inputs could result in a significantly higher or lower fair value measurement.

The following table sets forth a summary of changes to Level 3 fair value measurements for the nine months ended September 30, 2025 (in thousands):

Common Share Warrant Liabilities
Balance - December 31, 2024	$6,161
Issued	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	36,992
Derivative warrant liability reclassified to share capital upon exercise of warrants	(187)
Balance - September 30, 2025	$45,171

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities for the nine months ended September 30, 2025, were as follows:

Nine Months Ended September 30, 2025
Expected stock price volatility	71.78% - 77.23%
Risk-free interest rate	3.61% - 4.25%
Expected dividend yield	—
Expected term (in years)	2.64 - 3.32

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. The expected term represents the period from the date of warrant issuance to May 21, 2028. At each reporting period end date, the expected term is reduced to reflect the remaining term of the warrants. Because the term of the warrants will expire earlier than May 21, 2028 upon the occurrence of a future event and subject to specified conditions being satisfied, the expected term could be shortened in subsequent periods. See Note 10 (Shareholders’ Equity) for additional information regarding the warrants.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of either September 30, 2025 or December 31, 2024.

Common Shares

Lineage is authorized to issue 450,000,000 common shares. As of September 30, 2025 and December 31, 2024, there were 230,327,537 and 220,416,326 common shares issued and outstanding, respectively.

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

During the three and nine months ended September 30, 2025, 1.0 million common shares were sold under the ATM program at a weighted average price per share of $1.32 for gross proceeds of $1.3 million. During the three months ended September 30, 2024, no common shares were sold under the ATM program. During the nine months ended September 30, 2024, 56,000 common shares were sold under the ATM program at a weighted average price per share of $1.26 for gross proceeds of $70,000. As of September 30, 2025, $38.7 million remained available for sale under the 2024 Prospectus Supplement.

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

On November 21, 2024, we closed the first tranche of the offering and in connection therewith we issued to the unaffiliated healthcare focused institutional investors an aggregate of 31,578,951 common shares and accompanying warrants to purchase an aggregate of up to 31,578,951 of our common shares. The warrants have an exercise price of $0.91 per common share, have been exercisable since May 21, 2025 and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen® (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants also provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement. The aggregate gross proceeds from this closing was $24 million, with $2.3 million for related issuance costs. The warrants issued at this closing had a fair value of approximately $7.9 million at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

The offering of the securities to Broadwood Partners in the November 2024 RDO was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we closed the second tranche of the offering and in connection therewith we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares. The terms of such warrant are substantially the same as those described above. The aggregate gross proceeds from this closing was $6.0 million, with approximately $0.6 million for related issuance costs. The warrant issued to Broadwood Partners at this closing had a fair value of approximately $2.1 million at issuance and is classified as a warrant liability in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) and Note 9 (Related Party Transactions) for additional information.

We entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best efforts basis, in connection with the November 2024 RDO. Pursuant to the engagement letter, we paid Wainwright a cash fee equal to 7.0% and a management fee equal to 1.0%, in each case, of the aggregate gross proceeds we received at each closing. In addition, at each closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issued to Wainwright (or its designees) have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase up to 1,973,684 of our common shares. The warrants issued to Wainwright (or its designees) in connection with the first and second closings had a fair value of approximately $0.4 million and $0.1 million, respectively, at issuance and are classified as warrant liabilities in the Company’s condensed consolidated interim financial statements. See Note 8 (Fair Value Measurements) for additional information.

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 54,000,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan initially became effective in 2021 and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders in 2021, no additional awards will be granted under the 2012 Plan. As of September 30, 2025, there were 35,338,755 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	16,658	$1.30	8.23	$—
Options granted	7,823	$0.56
Options exercised	(181)	$1.22
Options expired/forfeited/cancelled	(324)	$1.05
Balance at September 30, 2025	23,976	$1.06	8.10	$15,061
Options exercisable at September 30, 2025	10,148	$1.34	7.16	$3,570
Options exercisable and expected to vest at September 30, 2025	23,976	$1.06	8.10	$15,061

	Number of RSUs Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Balance at December 31, 2024	501	$1.24
RSUs forfeited	(100)	$0.21
RSUs vested	(67)	$1.50
Balance at September 30, 2025	334	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of Lineage’s equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2024	10,068	$1.84
Options exercised	(441)	$0.97
Options expired/forfeited/cancelled	(1,311)	$2.33
Balance at September 30, 2025	8,316	$1.81

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$179	$172	$531	$476
General and administrative	1,020	1,158	3,123	3,286
Total stock-based compensation expense	$1,199	$1,330	$3,654	$3,762

As of September 30, 2025, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, was $7.5 million, which is expected to be recognized as expense over a weighted average period of approximately 2.5 years for stock options and 0.8 years for RSUs.

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

For the three and nine months ended September 30, 2025 and 2024, Lineage reported a net loss attributable to common shareholders, and therefore, all potentially dilutive common shares were considered antidilutive for those periods.

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	32,292	26,876
Restricted stock units	334	501
Warrants	41,097	—

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act (“OBBBA”), into law. The OBBBA makes changes to the United States corporate income tax system, including reinstatement of 100% bonus depreciation, allowing domestic research cost expensing, and modifies the business interest expense limitation. ASC 740, "Income Taxes", requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no material impact to our income tax expense.

Lineage did not record a deferred tax benefit or provision expense during the nine months ended September 30, 2025 or 2024.

13. Commitments and Contingencies

Real Property Leases

Carlsbad Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and again in September 2025. Under the amendment entered into in September 2025, the term of the lease was extended for 36 months commencing on April 1, 2026, and commencing on December 1, 2025, the monthly base rent will be reduced from $26,700 to $24,800, subject to 3% annual increases and rent will be abated for April 2026 through July 2026. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of September 30, 2025.

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

Carlsbad Sublease

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022 and was originally set to expire on March 31, 2024. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026 on similar terms. The base rent was $23,000 per month for the first twelve months of the extended term and is $23,500 for the remaining twelve months. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2025.

CCN Leases

As of September 30, 2025, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (“ILS”) per month (approximately $50,000 as of September 30, 2025), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease which is classified as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $514,000 as of September 30, 2025, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$927	$913
Operating cash flows from finance leases	$5	$6
Financing cash flows from finance leases	$44	$40

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$807	$597
Finance leases	$—	$36

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2025	December 31, 2024
Operating leases
Right-of-use assets	$2,310	$2,144

Right-of-use lease liabilities, current	$1,023	$1,097
Right-of-use lease liabilities, noncurrent	1,515	1,295
Total operating lease liabilities	$2,538	$2,392

Finance leases
Right-of-use assets	$216	$204
Accumulated amortization	(139)	(89)
Right-of-use assets, net	$77	$115

Right-of-use lease liabilities, current	$43	$55
Right-of-use lease liabilities, noncurrent	40	67
Total finance lease liabilities	$83	$122

Weighted average remaining lease term
Operating leases	2.6 years	2.5 years
Finance leases	1.8 years	2.4 years

Weighted average discount rate
Operating leases	6.0%	6.4%
Finance leases	7.1%	7.1%

Future minimum lease commitments are as follows as of September 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$317	$17
2026	933	41
2027	1,072	30
2028	417	—
Total lease payments	2,739	88
Less imputed interest	(201)	(5)
Total	$2,538	$83

Operating lease expense was $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2025 and 2024.

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

Under the terms of the Roche Agreement, Roche paid Lineage a $50.0 million upfront payment and Lineage is eligible to receive up to an additional $620.0 million in developmental, regulatory and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. All regulatory and commercial milestone payments and royalty payments are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalty payments on net sales of OpRegen are subject to financial offsets based on the existence of competing products. Roche assumed responsibility for further clinical development and commercialization of OpRegen. Lineage is responsible for completing activities related to its ongoing phase 1/2a clinical study, for which enrollment is complete, and performing certain manufacturing and process development activities.

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

In January 2022, Lineage received the $50.0 million upfront payment from Roche. Subsequently, Lineage, via CCN, made downstream payments to the IIA and to Hadasit Medical Research Services and Development Ltd. (“Hadasit”). Such payments were made in accordance with obligations under the Innovation Law (as discussed below) and under the terms of CCN’s agreements with Hadasit (as discussed below).

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of the upfront payment it received under the Roche Agreement, or $12.1 million, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of September 30, 2025, the aggregate cap amount was approximately $96.9 million.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between CCN and Hadasit, and a certain letter agreement entered into on December 17, 2021, CCN paid a sublicensing fee to Hadasit of $8.9 million or 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions), and CCN is obligated to pay Hadasit (i) a maximum of 21.5% of all milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

related to Lineage’s performance obligations under the Roche Agreement), and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. The letter agreement generally terminates upon the termination of the Roche Agreement. In accordance with the terms of these agreements, the initial sublicensing fee payment to Hadasit was reduced for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs were not incurred within five years after the execution of the Roche Agreement, CCN would have been required to pay Hadasit 21.5% of the amount of costs not incurred; however to date, all such costs have been incurred.

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

Effective June 30, 2025, Lineage determined that it was no longer going to pursue the VAC2 program, and was going to cease development and commercialization of all products under the CRT License Agreement. In conjunction therewith, CRT notified Lineage of CRT’s termination of the CRT License Agreement, which it had the right to do if Lineage ceased all development and commercialization of all products under the CRT License Agreement. Further, in conjunction therewith, Lineage notified Immunomic Therapeutics, Inc. (“ITI”) of the termination of the collaboration agreement that Lineage had entered into with ITI in April 2021 (the “ITI Agreement”) in accordance with its terms. The Company has abandoned all future development efforts and will no longer prosecute any of the issued patents related to the VAC platform. Accordingly, the Company performed an impairment assessment of the VAC platform IPR&D intangible asset which resulted in a non-cash, pre-tax impairment charge during the quarter ended June 30, 2025 of $14.8 million. Additionally, Lineage recognized the remaining deferred revenue amount of approximately $0.7 million, as of the June 30, 2025 effective date of the termination of the ITI Agreement, since Lineage had no remaining performance obligations under such agreement. See Note 6 (Goodwill and Intangible Assets, Net) to our condensed consolidated interim financial statements included in this report for additional information.

Demant Collaboration

On August 22, 2025, Lineage and WDI entered into a research collaboration agreement (the “RCA”) to advance the preclinical development of ReSonance (ANP1) for the treatment of hearing loss (the “Project”). WDI will fund up to $12 million in research collaboration costs over the approximate three-year term of the RCA. The main objective of the RCA is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the RCA.

All intellectual property owned by a party prior to the date of the RCA will remain such party’s sole and exclusive property. The parties will jointly own all results, data, reports, know-how and patent(s) conceived or otherwise generated in the course of and resulting from the Project, other than discoveries or developments relating to Lineage’s proprietary platform technology.

If a party (the “abandoning party”) informs the other party (the “continuing party”) that it will not continue the research with the other party under a clinical agreement, the continuing party may purchase the abandoning party’s ownership interest in the intellectual property resulting from the Project for exploitation for the treatment of hearing loss and a license to the abandoning party’s background intellectual property to the extent necessary for such exploitation for an amount and on terms to be determined by the mutual agreement of the parties, and if such mutual agreement is not reached, by an independent third-party.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of September 30, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

On April 17, 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL Hadasit Bio-Holdings Ltd. (“HBL”), currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents is intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen® program. In its motion, HBL alleges, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and exploits CCN’s resources for the benefit of Lineage. The motion seeks an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the Court deems appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion on March 14, 2024 after which the Court proposed, and the parties agreed, to retain a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. In June 2025, the third party valuation firm delivered its report stating that in its opinion the consideration paid by Lineage to CCN under the Intercompany Agreement was insufficient. The Court subsequently notified the parties that they were to advise the Court whether they have settled the matter between themselves by no later than September 7, 2025, which date was subsequently extended to January 4, 2026. If not settled by January 4, 2026, then the Court will hold a hearing on HBL’s motion. It is not possible at this time to assess the likelihood of whether the outcome of this proceeding will have a material adverse effect on Lineage’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with ASC 450, Contingencies, Lineage has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable nor estimable, and any range of potential contingent liability amounts cannot be reasonably estimated at this time. Lineage records legal expenses as incurred.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically Lineage’s clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s products and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that limit its financial exposure under the indemnification agreements described in this paragraph. Accordingly, Lineage has not recorded any liabilities for these agreements as of September 30, 2025 or December 31, 2024.

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

Company and Business Overview

We are a clinical-stage biotechnology company developing novel allogeneic, or “off-the-shelf”, cell therapies for serious medical conditions. Our programs are based on our proprietary, cell-based technology platform and associated development, formulation, manufacturing and delivery capabilities. From this platform, we design, develop, manufacture, and test specialized human cells with anatomical and physiological functions similar or identical to cells found naturally in the human body. The cells we manufacture are produced by applying directed differentiation processes to established, well-characterized, and self-renewing pluripotent cell lines. These processes are based on specific developmental lineages and generate cells with desired characteristics. Functional cells developed from such lineages that are relevant to the underlying condition are transplanted into patients in an effort to (a) replace or support cells that are absent or dysfunctional due to degenerative disease, aging, or traumatic injury, and (b) restore or enhance the patient's functional activity. Our business strategy is to efficiently leverage our technology platform and our development and manufacturing capabilities to advance our programs internally or in conjunction with strategic partners to further enhance their value and probability of success.

Our pipeline of allogeneic, or “off-the-shelf”, cell therapy programs currently available to us for development includes:

•
OpRegen® (RG6501), an allogeneic retinal pigmented epithelial (“RPE”) cell replacement therapy currently in Phase 2a development under a worldwide collaboration with F. Hoffmann-La Roche Ltd and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (“GA”) secondary to age-related macular degeneration (“AMD”).
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in Phase 1/2a development for the treatment of spinal cord injuries (“SCI”).
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant currently in preclinical development under a collaboration with William Demant Invest 2 Aps (“WDI”) for the potential treatment of auditory neuropathy.
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
•
ILT1, an allogeneic islet cell transplant research program for the treatment of type 1 diabetes (T1D). We aim to deploy our manufacturing capability to address the issue of large-scale production of islet cells, with an initial goal of establishing a production modality that can support the entire production process in a dynamic culturing system, potentially solving a major hurdle to commercialization of islet cell therapy product candidates.

Our lead cell therapy program, known as OpRegen, is being developed for the treatment of ocular disorders, including GA secondary to AMD under the Collaboration and License Agreement we entered into with Roche in December 2021 (the “Roche Agreement”). OpRegen (also known as RG6501) is a suspension of human allogeneic RPE cells and is currently being evaluated in a Phase 2a multicenter clinical trial in patients with GA secondary to AMD which is referred to as the GAlette Study. OpRegen subretinal delivery has the potential to counteract RPE cell loss in areas of GA lesions by supporting retinal cell health and improving retinal structure and function. Under the terms of the Roche Agreement, we received a $50.0 million upfront payment in January 2022 and are eligible to receive up to an additional $620.0 million in developmental, regulatory, and commercialization milestone payments. We also are eligible to receive tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. In May 2024, we entered into an additional agreement with Genentech pursuant to which we agreed to provide Genentech with supplemental clinical, technical, training, manufacturing, and procurement services that support the ongoing advancement of the OpRegen program in exchange for certain payments. In September 2024, Roche and Genentech announced receipt of Regenerative Medicine Advanced Therapy (“RMAT”) designation from the U.S. Food and Drug Administration (“FDA”) for OpRegen for the treatment of GA secondary to dry AMD. In June 2025, Roche and Genentech presented positive 36-month visual acuity results at Clinical Trials at The Summit 2025, from the Lineage-run Phase 1/2a clinical trial of OpRegen. The presentation showed that (i) gains in Best Corrected Visual Acuity (BCVA) in patients in Cohort 4 (less advanced GA) measured at month 12 remain evident through month 36 following subretinal administration of OpRegen cell therapy; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients with extensive OpRegen cell therapy coverage of atrophic areas at the time of surgical delivery, the mean change in BCVA was +9.0 ETDRS letters for those completing 3-year follow-up (compared to +7.4 ETDRS letters at 24 months) (n=5); and (iv) these data suggest that OpRegen cell therapy may counteract RPE cell dysfunction and loss in GA by providing support to the remaining retinal cells within atrophic areas, and these effects appear durable through at least 36 months after a single administration.

Our most advanced internally owned product candidate is OPC1, an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following an SCI. Improved functional activity can lead to greater mobility and enhanced quality of life for those affected by a SCI and significant cost-savings for caregivers and payors. OPC1 also has an extensive long-term safety profile based on two clinical trials conducted to date: a five-subject Phase 1 safety trial in acute thoracic SCI, where all active participants have been followed for at least 13 years, and a 25-subject Phase 1/2a multicenter dose-escalation trial in subacute cervical SCI, where all active participants were evaluated for at least 7 years. Results from these studies have been published in the Journal of Neurosurgery Spine. In February 2025, we announced that we were initiating our DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) clinical study to evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) SCI participants. The DOSED study is the first study of OPC1 to include participants with a chronic injury, a condition which comprises the majority of individuals affected by SCI. In August 2025, we announced the dosing of the first participant in the DOSED study. We expect DOSED will enable future subsequent studies aimed to demonstrate OPC1’s ability to impact functional outcomes. In July 2025, the first chronic SCI participant (a neurologically complete SCI injury (American Spinal Injury Association Impairment Scale [AIS] grade A), with a single neurological level of injury (NLI) from levels T1 to T10) was treated in the DOSED study at UC San Diego Health, and the novel delivery system successfully administered a one-time injection of OPC1. No significant safety events have been reported through sixty days post treatment in the first treated chronic SCI participant in the DOSED study. OPC1 clinical development has been supported in part by a $14.3 million grant from the California Institute for Regenerative Medicine (“CIRM”) and we have applied for approximately $7.0 million of additional funding from CIRM to support continued clinical development of OPC1 for the treatment of SCI. Subsequent to the submission of our grant application and as part of the standard grants review process, Lineage has provided additional information in support of its application to CIRM in response to request from CIRM representatives. CIRM continues to review Lineage’s application for a clinical grant to support the DOSED study and Lineage believes that CIRM will make a decision as to the grants it will award in December 2025. No assurances can be given that Lineage will be awarded a grant or, if awarded, the amount or timing thereof.. See “Item 1. Business - Grants from Government Entities – Grants from the California Institute for Regenerative Medicine,” in the 2024 10K.

Our second most advanced internally owned product candidate is ReSonance (ANP1), an allogeneic auditory neuron progenitor cell transplant, currently in preclinical development for the treatment of sensorineural hearing loss. In August 2025, we announced that we entered into a research collaboration agreement with WDI to advance the preclinical development of ReSonance for the treatment of hearing loss. WDI will fund up to $12 million in research collaboration costs over the approximate three-year term of the agreement. The main objective of the agreement is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the agreement. Development activities will be jointly conducted and managed by Lineage and scientists from Eriksholm Research Centre, part of Oticon A/S, which is a subsidiary of the Demant Group. See Note 13. (Commitments and Contingencies—Collaborations—Demant Collaboration) to our condensed consolidated interim financial statements included in this report for additional information.

Scalable, cost-effective manufacturing, which we believe is a significant hurdle to overcome for cell therapy companies, can help make cell therapies available and affordable for wider patient populations. We previously completed a current Good Manufacturing Practice, or cGMP, production run for each of OpRegen and OPC1, two of our product candidates, from a customized, two-tiered cGMP compliant and genetically stable cell banking system. A vial from a stable cGMP master cell bank created from a single, well-characterized pluripotent cell line can be the source of a cGMP working cell bank, which thereafter generates hundreds or thousands of vials of a final cell-based product comprised of millions of cells per vial. In total, we have to date produced unique cGMP banking systems for three of our product candidates, the third being ReSonance. We expect the cell banks we have manufactured will support a production capability exceeding the reasonably foreseeable number of patients with the conditions that OpRegen and OPC1 are currently intended to address (each of which we currently expect to be a single-administration dose) without requiring the manufacture of a new starting master cell bank. We therefore believe we have reduced to practice and demonstrated a reproducible and scalable cGMP cell therapy production capability with the purity, potency, and production scale implied by an “off the shelf” allogeneic product. We plan to leverage this expertise to produce a cost-effective, scalable, and consistent supply of allogeneic cell transplant product candidates for ourselves and others, including for indications requiring large cell doses or with large patient populations.

Other Programs and Technologies

Although we have to date primarily focused on neurological and ophthalmic cell types, the pluripotent cells which our platform is based on are capable of becoming any of the cell types of the human body. We currently maintain a list of additional undisclosed product candidates which may be considered for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, these product candidates are based on the same platform technology and employ a similar guided cell differentiation and transplant approach as the product candidates discussed above, but in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles. We may elect not to develop, terminate the development of, or not partner any of these product candidates.

In addition to seeking to create value for shareholders by developing product candidates through clinical development, we also may seek to create value from our intellectual property or related technologies and capabilities, through licensing collaborations and/or other strategic transactions.

Israeli Regional Conflict

All of our manufacturing processes, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, Cell Cure Neurosciences Ltd. (“CCN”), at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are CCN employees based in that facility.

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken from time to time since the Israeli regional conflict that began in October 2023, our operations at our facility in Israel were temporarily impacted. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up. In addition, the general impact on our employees operating in a region of conflict could adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from regional instability, any long-term closure of our facility in Israel, or if that facility were damaged, or if hostilities otherwise disrupt our ongoing operations at that facility, or if a meaningful number of our employees are unable to work for significant portions of time, our operations would be materially and adversely impacted.

As of the date of the filing of this report, our operations have not been materially or adversely impacted as a result of the Israeli regional conflict. It is currently not possible to predict the scope, duration or severity of the conflict or its effects on our operations, financial condition or operating results. The conflict is currently the subject of a cease fire agreement between Israel and Hamas announced in October 2025, however it continues to rapidly evolve, and could materially adversely impact our business and operations, including our ability to raise capital, as well as the overall economy in Israel and the value of the New Israeli Shekel. See the risk factor in Item 1A. Risk Factors in Part I of the 2024 10-K titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results”.

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

Macroeconomic, Political, and Regulatory Environment Considerations

Our business, financial condition, operating results, stock price, and our ability to raise additional capital may be adversely affected by evolving macroeconomic, political, and regulatory developments and conditions, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, uncertainty with respect to the federal budget and debt ceiling, potential or prolonged U.S. government shutdowns, volatility in financial markets, liquidity concerns at financial institutions, supply chain disruptions, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Further, third parties with whom we have business relationships, including clinical investigative sites, financial institutions, and our collaborators, may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.

In addition, there may be significant future effects on the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Recent initiatives have resulted in significant reductions in staffing levels at the FDA and other governmental agencies. The foregoing could impact agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. For example, with respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit with respect to clinical studies, any of which could negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. A prolonged federal government shutdown with additional agency staff furloughed or laid off could exacerbate these risks. Moreover, the current U.S. presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. Given the high level of uncertainty regarding federal policy, enforcement and regulatory changes, and that circumstances are rapidly evolving, we cannot reasonably predict the potential impact on our business at this time.

Critical Accounting Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations in the 2024 10-K and our audited financial statements and notes thereto for the year ended December 31, 2024 in Part II, Item 8 of the 2024 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

Revenues

The following table shows our revenues for the periods presented (amounts in thousands except percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Collaboration revenues	$3,544	$3,386	$158	5%	$7,346	$5,671	$1,675	30%
Royalties, license and other revenues	137	393	(256)	(65)%	602	960	(358)	(37)%
Total revenues	$3,681	$3,779	$(98)	(3)%	$7,948	$6,631	$1,317	20%

For the three months ended September 30, 2025, the $0.1 million decrease in total revenues as compared to the prior year was primarily attributable to a $0.3 million decrease related to lower royalty revenue and other service revenues. This decrease was partially offset by a $0.2 million increase in collaboration revenue resulting from the combined impact of a $1.8 million increase in revenue resulting from the research collaboration agreement with WDI which was executed in the current quarter, partially offset by a $1.6 million decrease in revenue recognized under the Roche Agreement.

For the nine months ended September 30, 2025, the $1.3 million increase in total revenues as compared to the prior year was primarily attributable to the $1.8 million collaboration revenues resulting from the research collaboration agreement with WDI executed in the current quarter, combined with the offsetting effects of (i) a $0.7 million increase in revenue related to the remaining deferred revenue recognized upon the termination of the license agreement with Immunomic Therapeutics, Inc., in the second quarter of 2025; (ii) a $0.8 million decrease in revenue related to the Roche Agreement; and (iii) a decrease of approximately $0.4 million in royalty revenue and other service revenues. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

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

The following table shows our operating expenses for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Cost of royalties	$5	$38	$(33)	(87)%	$80	$180	$(100)	(56)%
Research and development	3,271	3,171	100	3%	9,491	9,049	442	5%
General and administrative	4,191	4,410	(219)	(5)%	13,608	13,770	(162)	(1)%
Loss on impairment of intangible asset	—	—	—	0%	14,840	—	14,840	100%
Total operating expenses	$7,467	$7,619	$(152)	(2)%	$38,019	$22,999	$15,020	65%

The following table shows the amount of our total research and development expenses allocated to our primary research and development programs for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		Percent of Total		Amount		Percent of Total
	2025	2024	2025	2024	2025	2024	2025	2024
OpRegen®	$1,276	$1,746	39%	55%	$4,080	$4,561	44%	50%
OPC1	1,028	844	31%	27%	2,843	2,661	30%	29%
ANP1	649	574	20%	18%	2,122	1,518	22%	17%
PNC1	—	—	0%	0%	—	156	0%	2%
RND1	2	2	0%	0%	34	9	0%	0%
Other programs and non-program expenses	316	5	10%	0%	412	144	4%	2%
Total research and development expenses	$3,271	$3,171	100%	100%	$9,491	$9,049	100%	100%

Research and development expenses. For the three months ended September 30, 2025, the $0.1 million increase in total research and development expenses as compared to the prior year was primarily driven by $0.2 million for our OPC1 program, $0.4 million for our preclinical and other undisclosed programs, partially offset by approximately $0.5 million for our OpRegen program.

For the nine months ended September 30, 2025, the $0.4 million increase in total research and development expenses as compared to the prior year was primarily driven by $0.7 million for our preclinical and other undisclosed programs, $0.2 million for our OPC1 program, partially offset by $0.5 million for our OpRegen program.

General and administrative expenses. For both the three and nine months ended September 30, 2025, the $0.2 million decrease in general and administrative expenses as compared to the prior year was primarily attributable to stock-based compensation expense and services provided by third parties.

Loss on impairment of intangible asset. In the second quarter of 2025, we abandoned the VAC platform and its related research and development efforts, and concluded the IPR&D asset had no alternative future use. Consequently, we derecognized the intangible asset and recorded a non-cash pre-tax impairment charge of $14.8 million within total operating expenses of the condensed consolidated statement of operations. See Note 6 (Goodwill and Intangible Assets, net) and Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, for the periods presented (in thousands):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
Other income (expenses)	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Interest income, net	$366	$397	$(31)	(8)%	$1,298	$1,322	$(24)	(2)%
Gain (loss) on marketable equity securities, net	6	(6)	12	200%	(1)	(21)	20	95%
Change in fair value of warrant liability	(26,557)	—	(26,557)	(100)%	(36,992)	—	(36,992)	(100)%
Foreign currency transaction gain (loss), net	219	448	(229)	(51)%	1,666	(284)	1,950	687%
Other income (expense), net	—	—	—	—	(159)	19	(178)	(937)%
Total other income (expenses)	$(25,966)	$839	$(26,805)	(3195)%	$(34,188)	$1,036	$(35,224)	(3400)%

Interest income, net. For the three and nine months ended September 30, 2025, the change in interest income, net, as compared to the prior year was de minimis.

Gain (loss) on marketable equity securities, net. We expect our net gain or loss on marketable equitable securities to fluctuate each reporting period based on the changes in the market price of marketable equitable securities held by us which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These marketable equitable securities are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and nine months ended September 30, 2025 and 2024, the change in the values of our marketable equity securities was de minimis and primarily related to changes in the fair market value of such securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding, and at the time of each warrant exercise, using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are non-cash adjustments recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three and nine months ended September 30, 2025, the change in the fair value of the warrants was primarily driven by an increase in the Company’s common share price during these periods. There were no liability-classified warrants outstanding for the three and nine months ended September 30, 2024.

Foreign currency transaction gain (loss), net. Foreign currency transaction gain (loss), net primarily results from currency fluctuations applied to our subsidiary’s U.S. dollar-denominated intercompany balances with Lineage. The functional currency of our subsidiaries, CCN and ES Cell International Pte. Ltd. (“ESI”), is the Israeli New Shekel (“ILS”) and the Singapore Dollar (“SGD”), respectively. Foreign currency transaction gains and losses for the periods presented are principally related to the remeasurement of the U.S. dollar denominated notes payable and notes receivable between Lineage and its subsidiaries.

Other income (expenses), net. For the nine months ended September 30, 2025, the Company recorded $0.2 million of other expense related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO in January 2025. No comparable expense was recorded for the nine months ended September 30, 2024.

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. We established a full valuation allowance as of December 31, 2018 due to the uncertainty of realizing future tax benefits from the net operating loss carryforwards and other deferred tax assets, including foreign net operating losses generated by our subsidiaries. Lineage did not record a deferred tax benefit or provision expense for either of the nine months ended September 30, 2025 or 2024.

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had $40.5 million in cash, cash equivalents and marketable securities and our accumulated deficit was $467.8 million. For the nine months ended September 30, 2025, we incurred a loss from operations of $30.1 million and had negative cash flow from operations of $14.0 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates. In January 2025, we raised approximately $5.4 million in net proceeds from the second closing of the November 2024 RDO. We may receive up to an additional $36 million in gross proceeds upon the full cash exercise of OpRegen clinical milestone-linked warrants we issued to the investors in the November 2024 RDO, of which we have received $318,500 through September 30, 2025. However, no assurances can be given as to the extent to which additional warrants will be exercised, or if exercised, that they will be exercised on a cash basis.

During the nine months ended September 30, 2025, we issued and sold 1.0 million common shares under our at-the-market offering program for gross proceeds of $1.3 million. As of September 30, 2025, $38.7 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash provided by (used in):
Operating activities	$(14,041)	$(16,746)
Investing activities	1,877	(4,943)
Financing activities	6,571	14,123
Effect of exchange rate changes on cash, cash equivalents and restricted cash	216	(120)
Net decrease in cash, cash equivalents, and restricted cash	$(5,377)	$(7,686)

Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $14.0 million and consisted of a net loss of $64.3 million plus the net changes in operating assets and liabilities of approximately $4.2 million, partially offset by $54.4 million in non-cash adjustments. The net changes in operating assets and liabilities were primarily due to a $5.6 million reduction in deferred revenues, partially offset by a $1.1 million increase in prepaid expenses and other current assets. The non-cash adjustments were primarily due to a $37.0 million change in the fair value of the warrant liability, as well as a $14.8 million loss on impairment of our IPR&D intangible asset related to the VAC platform.

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

Cash Provided by (Used In) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2025 was $1.9 million and primarily consisted of maturities of U.S. Treasury securities.

Cash used in investing activities for the nine months ended September 30, 2024 was $4.9 million and primarily resulted from the purchase of U.S. Treasury securities, net of proceeds from maturities of U.S. Treasury securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $6.6 million and consisted of net proceeds from the sale of our common shares and warrants in the November 2024 RDO, as well as proceeds from the exercise of options and warrants and proceeds from the sale of common shares under our at-the-market offering program. These cash inflows were partially offset by principal payments for our financed insurance liability and principal payments for our finance lease liabilities.

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

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of September 30, 2025, the aggregate cap amount was approximately $96.9 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. As of September 30, 2025, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain commercial, development and regulatory milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products, including those related to the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of September 30, 2025, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of September 30, 2025, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.6 million of rent payments will become due, of which $0.3 million will become due in the remainder of 2025.

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

We may receive up to an additional $36 million in gross proceeds upon the full cash exercise of OpRegen clinical milestone-linked warrants we issued to the investors in the November 2024 RDO, of which we have received $318,500 through September 30, 2025. However, no assurances can be given as to the extent to which additional warrants will be exercised, or if exercised, that they will be exercised on a cash basis. As of September 30, 2025, $38.7 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

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

We believe that our $40.5 million in cash, cash equivalents and marketable securities at September 30, 2025, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

LINEAGE CELL THERAPEUTICS, INC.

Date: November 6, 2025	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: November 6, 2025	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer