Form 10-Q
period 2026-03-31
Lineage Cell Therapeutics, Inc.
filed 2026-05-12
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of common shares outstanding as of May 8, 2026 was 249,298,295.

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

Forward-looking statements reflect our views and expectations as of the date of this report about future events and our future performance and condition, and involve known and unknown risks, uncertainties and other factors that may cause our actual activities, performance, results or condition to be materially different from those expressed or implied by the forward-looking statements. You should refer to “Item 1A. Risk Factors” in Part II of this report and in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026, for a discussion of important factors that may cause our actual activities, performance, results and condition to differ materially from those expressed or implied by our forward-looking statements. As a result of a variety of factors, including those discussed in Item 1A. Risk Factors in Part II of this report and in Part I of the 2025 10-K, our forward-looking statements may prove to be inaccurate, and the inaccuracy may be material. Accordingly, you should not place undue reliance on any forward-looking statement. We anticipate that subsequent events and developments may cause our current views and expectations to change. However, while we may elect to update the forward-looking statements in this report at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,939	$40,791
Marketable securities	17,442	14,990
Accounts receivable	806	891
Prepaid expenses and other current assets	1,977	2,485
Total current assets	56,164	59,157

NONCURRENT ASSETS
Property and equipment, net	2,497	2,566
Operating lease right-of-use assets	2,127	2,131
Deposits and other long-term assets	573	558
Goodwill	10,672	10,672
Intangible assets, net	31,700	31,700
Deferred tax asset, net	5,800	5,800
TOTAL ASSETS	$109,533	$112,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,567	$7,181
Operating lease liabilities, current portion	833	816
Finance lease liabilities, current portion	32	37
Deferred revenues, current portion	1,716	3,333
Total current liabilities	8,148	11,367

LONG-TERM LIABILITIES
Deferred tax liability, net	22	22
Deferred revenues, net of current portion	12,999	12,377
Operating lease liabilities, net of current portion	1,507	1,534
Finance lease liabilities, net of current portion	22	32
Warrant liabilities	34,140	43,906
TOTAL LIABILITIES	56,838	69,238

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common shares, no par value, 450,000 shares authorized as of March 31, 2026 and December 31, 2025; 249,298 and 243,122 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	529,656	515,467
Accumulated other comprehensive loss	(3,971)	(3,920)
Accumulated deficit	(471,810)	(466,998)
Lineage's shareholders’ equity	53,875	44,549
Noncontrolling deficit	(1,180)	(1,203)
Total shareholders’ equity	52,695	43,346
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,533	$112,584

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Collaboration revenues	$1,575	$1,270
Royalties, license and other revenues	150	232
Total revenues	1,725	1,502

OPERATING EXPENSES:
Cost of royalties	—	36
Research and development	4,234	3,114
General and administrative	5,084	4,857
Total operating expenses	9,318	8,007
Loss from operations	(7,593)	(6,505)

OTHER INCOME (EXPENSES):
Interest income, net	405	478
Gain (loss) on marketable equity securities, net	24	(5)
Change in fair value of warrant liability	2,324	2,305
Foreign currency transaction gain (loss), net	50	(231)
Other income (expense), net	1	(185)
Total other income (expenses)	2,804	2,362

NET LOSS	(4,789)	(4,143)

Net (income) loss attributable to noncontrolling interest	(23)	4

NET LOSS ATTRIBUTABLE TO LINEAGE	$(4,812)	$(4,139)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO LINEAGE:
Basic	$(0.02)	$(0.02)
Diluted	$(0.03)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE NET LOSS PER COMMON SHARE:
Basic	245,029	226,054
Diluted	261,175	226,054

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(4,789)	$(4,143)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(42)	200
Unrealized loss on marketable debt securities	(9)	(5)
COMPREHENSIVE LOSS	(4,840)	(3,948)
Comprehensive (income) loss attributable to noncontrolling interest	(23)	4
COMPREHENSIVE LOSS ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$(4,863)	$(3,944)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended March 31, 2026
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2025	243,122	$515,467	$(466,998)	$(1,203)	$(3,920)	$43,346
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	44	(40)	—	—	—	(40)
Shares issued upon exercise of stock options	211	227	—	—	—	227
Shares issued upon exercise of warrants	5,921	5,388	—	—	—	5,388
Derivative warrant liability reclassified to share capital on exercise of warrants	—	7,442	—	—	—	7,442
Stock-based compensation	—	1,172	—	—	—	1,172
Unrealized loss on marketable debt securities	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	(42)	(42)
Net income (loss)	—	—	(4,812)	23	—	(4,789)
BALANCE - March 31, 2026	249,298	$529,656	$(471,810)	$(1,180)	$(3,971)	$52,695

Three Months Ended March 31, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Financing related fees	—	(406)	—	—	—	(406)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Stock-based compensation	—	1,217	—	—	—	1,217
Unrealized loss on marketable debt securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustment	—	—	—	—	200	200
Net income (loss)	—	—	(4,139)	(4)	—	(4,143)
BALANCE - March 31, 2025	228,356	$489,313	$(407,604)	$(1,373)	$(2,681)	$77,655

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(4,812)	$(4,139)
Net income (loss) attributable to noncontrolling interest	23	(4)
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	—	183
(Gain) loss on marketable equity securities, net	(24)	5
Accretion of income on marketable debt securities	(163)	(10)
Depreciation and amortization expense	188	164
Change in right-of-use assets and liabilities	(8)	(11)
Stock-based compensation	1,172	1,217
Change in fair value of warrant liability	(2,324)	(2,305)
Foreign currency remeasurement	(24)	282
Loss on disposal of assets	12	—
Changes in operating assets and liabilities:
Accounts receivable	154	424
Prepaid expenses and other current assets	434	692
Accounts payable and accrued liabilities	(1,711)	(105)
Deferred revenue	(995)	(1,279)
Net cash used in operating activities	(8,078)	(4,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(8,236)	—
Maturities of marketable debt securities	5,965	2,000
Purchase of equipment	(55)	(97)
Net cash (used in) provided by investing activities	(2,326)	1,903

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	227	—
Proceeds from exercise of warrants	5,388	—
Common shares received and retired for employee taxes paid	(40)	(15)
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	—	5,297
Payment of financed insurance premium	—	(224)
Payment of finance lease liabilities	(14)	(14)
Net cash provided by financing activities	5,561	5,044
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(73)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,848)	1,988

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	41,324	46,354
At end of the period	$36,476	$48,342

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1	$14

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$70	$4
Financing costs in accounts payable and accrued liabilities	$—	$65
Fair value of warrant liability recognized upon issuance in registered direct financing	$—	$2,205
Derivative warrant liability reclassified to equity on exercise of warrants	$7,442	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$35,939	$47,886
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	537	456
Total cash, cash equivalents, and restricted cash	$36,476	$48,342

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Basis of Presentation and Liquidity

We are a clinical-stage biotechnology company developing cell replacement therapies to treat serious medical conditions. Certain diseases and medical events can arise from the loss of critical cellular activity and lead to devastating or difficult-to-treat conditions or impairments. Our work is grounded in the emerging evidence that replacing or supporting those cells that have become dysfunctional or “lost” (destroyed or dead) can restore or replenish normal function and improve treatment and recovery paradigms. We call this approach “Replace and Restore”. We believe cellular therapies aimed at replacing dysfunctional or destroyed cells may have more durable, broader, or suitable applicability than traditional pharmaceutical products, which often seek to affect just a single molecular target or group of biological pathways. Transplantation of replacement cells represents an emerging branch of medicine, and we believe we are uniquely positioned to capitalize on its opportunities by demonstrating the value of administering mature, differentiated cells to patients.

Our lead program, OpRegen, an allogeneic retinal pigmented epithelial (RPE) cell replacement therapy, is currently in Phase 2a development under a worldwide collaboration with F. Hoffmann-La Roche Ltd. and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (GA) secondary to dry-AMD. Our second clinical-stage program, OPC1, is an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury. One of our preclinical programs, ReSonance (ANP1), is an allogeneic auditory neuron progenitor cell transplant therapy currently in preclinical development under collaboration with William Demant Invest 2 Aps (WDI) for the treatment of auditory neuropathy.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In accordance with those rules and regulations, certain information and footnote disclosures normally included in comprehensive consolidated financial statements have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 10-K.

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

Segments and Principles of Consolidation

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages our business activities as a single operating and reportable segment at the consolidated level. The information in our condensed consolidated interim financial statements is the only financial information regularly provided to our CODM and there are no other significant expense categories regularly reviewed by our CODM. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, our CODM reviews and utilizes revenue and functional expenses (cost of royalties, research and development, and general and administrative) at the consolidated level to manage our operations. Other segment items included in consolidated net loss are interest income, gain (loss) on marketable equity securities, change in fair value of warrant liability, foreign currency transaction gain (loss), and other income (expense), and the provision for income tax benefit (if applicable), which are reflected in the condensed consolidated statements of operations.

The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of March 31, 2026:

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

Liquidity

On March 31, 2026, we had $53.4 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of March 31, 2026, we had $17.4 million of marketable securities (see Note 4, Marketable Securities for additional information). We may use our marketable securities for liquidity as necessary and as market conditions allow.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the worldwide collaboration with Roche (Roche Agreement), are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitments and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of March 31, 2026, we had not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2025 10-K. There have been no changes to our significant accounting policies during the three months ended March 31, 2026.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning in fiscal year 2025 and its adoption did not have a material impact on our condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new standard provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years and its adoption, which was applied prospectively, did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of royalties, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact that this new guidance will have on our consolidated financial statements.

3. Revenue

Our revenue is primarily generated from our collaborative research and development agreements as well as royalty and other service agreement revenues.

Revenues under our agreements with Roche and WDI are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and is recognized over time as collaboration revenue using the input method as it represents the most appropriate measure of progress towards satisfaction of the identified performance obligation. Under the input method, the ratio of the costs incurred over total estimated costs to be incurred is used to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period. During each reporting period, we update our total estimated collaboration costs, and any resulting adjustments are recorded on a cumulative basis, which would affect revenue and deferred revenue (the latter, if applicable) in the period of adjustment.

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues under collaborative agreements
Upfront license fees (1)	$860	$1,270
Event-based milestones and other collaborative revenue (2)	715	—
Total revenues under collaborative agreements	1,575	1,270
Royalties, license and other revenues (3)	150	232

Total revenue	$1,725	$1,502

(1)
All of the upfront license fee revenue recognized each period was included within deferred revenue as contract liabilities at the beginning of each period.
(2)
$113,000 of the event-based milestones and other collaborative revenue recognized in 2026 was included within deferred revenues as contract liabilities as of the beginning of the period.
(3)
Of the royalties, license and other revenues recognized each period, $22,000 and $9,000 was included within deferred revenues as contract liabilities as of January 1, 2026 and 2025, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

For contracts with customers, including collaboration partners which are within the scope of Topic 606, the aggregate amount of the transaction price allocated to remaining performance obligations as of March 31, 2026 was $16.8 million, of which $14.7 million is reported as deferred revenues. The $16.8 million is estimated to be substantially recognized as revenue by December 2027.

Accounts receivable and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable - beginning of the year	$891	$638
Accounts receivable - end of the period	$806	$891

Contract liabilities
Deferred revenues - beginning of the year	$15,710	$21,821
Deferred revenues - end of the period	$14,715	$15,710

Contract assets, which consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing were $585,000 and $671,000 as of March 31, 2026 and December 31, 2025, respectively, and were included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Contract assets were $671,000 and zero at the beginning of the three months ended March 31, 2026 and the twelve months ending December 31, 2025, respectively.

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2026	December 31, 2025
Marketable debt securities
Included within cash and cash equivalents	$3,030	$10,282
Included within marketable securities	$17,402	$14,973
Marketable equity securities
Included within marketable securities	$40	$17

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet (in thousands):

	March 31, 2026
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$20,434	$—	$(2)	$20,432
Total	$20,434	$—	$(2)	$20,432

	December 31, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$25,248	$7	$—	$25,255
Total	$25,248	$7	$—	$25,255

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of March 31, 2026 or December 31, 2025. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The Company does not intend to sell these securities before their maturity, and does not anticipate that these securities will be required to be sold before recovery. The cost basis of the available-for-sale debt securities upon sale or maturity is determined using the specific identification method.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

At March 31, 2026, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$20,434	$20,432
Total available-for-sale debt securities	$20,434	$20,432

Marketable Equity Securities

Marketable equity securities with readily determinable fair values are reported at fair value with unrealized gains and losses related to mark-to-market adjustments included in income. Lineage’s marketable equity securities are classified as trading securities and for the periods reported have consisted of shares of common stock of Hadasit Bio-Holdings Ltd. (“HBL”). The value of marketable equity securities is based on the closing price of HBL common stock on the last trading day of the applicable quarter.

The following table represents the realized and unrealized gain (loss) on marketable equity securities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Gain (loss) on marketable equity securities, net	$24	$(5)
Less: Loss recognized in earnings on marketable equity securities sold	—	—
Unrealized gain (loss) recognized on marketable equity securities held at end of period, net	$24	$(5)

5. Property and Equipment, Net

At March 31, 2026 and December 31, 2025, property and equipment, net was comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment, furniture and fixtures	$5,097	$5,280
Leasehold improvements	2,824	2,749
Right-of-use assets - finance lease	222	221
Accumulated depreciation and amortization	(5,646)	(5,684)
Property and equipment, net	$2,497	$2,566

Depreciation and amortization expense was $188,000 and $164,000 for the three months ended March 31, 2026 and 2025, respectively. These amounts include amortization expense for right-of-use finance lease assets of $13,000 and $14,000 for the three months ended March 31, 2026 and 2025, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6. Goodwill and Intangible Assets, Net

At March 31, 2026 and December 31, 2025, goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger)	$31,700	$31,700
	31,700	31,700
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (2)	650	650
Accumulated amortization (3)	(19,603)	(19,603)
Intangible assets, net	$31,700	$31,700

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). The Company has not recognized any goodwill impairment in the periods presented.
(2)
Asterias had royalty cash flows under patent families it acquired from Geron Corporation. Such patent families are expected to continue to generate revenue, are not used in the other acquired IPR&D intangible assets, and are considered to be separate intangible assets under ASC Topic 805, Business Combinations.
(3)
The acquired patents and acquired royalty contracts were fully amortized as of March 31, 2024.

7. Accounts Payable and Accrued Liabilities

At March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$1,591	$2,341
Accrued compensation	2,742	3,744
Accrued liabilities	1,234	1,096
Total	$5,567	$7,181

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
•
Level 3 – Inputs to the valuation methodology that are unobservable. Unobservable inputs are those in which little or no market data exists and are therefore determined using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

We have not transferred any instruments between the three levels of the fair value hierarchy.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements Using
	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$24,803	$24,803	$—	$—
Marketable debt securities (1)	3,030	3,030	—	—
Marketable debt securities	17,402	17,402	—	—
Marketable equity securities (2)	40	40	—	—
Total assets measured at fair value	$45,275	$45,275	$—	$—
Liabilities:
Warrant liabilities (3)	$34,140	$—	$—	$34,140
Total liabilities measured at fair value	$34,140	$—	$—	$34,140

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$20,693	$20,693	$—	$—
Marketable debt securities (1)	10,282	10,282	—	—
Marketable debt securities	14,973	14,973	—	—
Marketable equity securities (2)	17	17	—	—
Total assets measured at fair value	$45,965	$45,965	$—	$—
Liabilities:
Warrant liabilities (3)	$43,906	$—	$—	$43,906
Total liabilities measured at fair value	$43,906	$—	$—	$43,906

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table sets forth a summary of changes to Level 3 fair value measurements (in thousands):

Common Share Warrant Liabilities	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Balance - beginning of the year	$43,906	$6,161
Issued	—	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	(2,324)	(2,305)
Derivative warrant liability reclassified to equity upon exercise of warrants	(7,442)	—
Balance - end of the period	$34,140	$6,061

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Expected stock price volatility	80.36% - 80.37%	71.78% - 72.54%
Risk-free interest rate	3.51% - 3.79%	3.89% - 4.25%
Expected dividend yield	—	—
Expected term (in years)	2.14 - 2.22	3.14 - 3.32

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. The expected term represents the period from the date of warrant issuance to May 21, 2028. At each reporting period end date, the expected term is reduced to reflect the remaining term of the warrants. Because the term of the warrants could expire earlier than May 21, 2028 upon the occurrence of a future event and subject to specified conditions being satisfied, the expected term could be shortened in subsequent periods. See Note 10 (Shareholders’ Equity) for additional information regarding the warrants.

9. Related Party Transactions

In January 2025, we sold 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares to Broadwood Partners, L.P. (“Broadwood Partners”), an affiliate of Neal Bradsher, a member of our board of directors. See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of either March 31, 2026 or December 31, 2025.

Common Shares

Lineage is authorized to issue 450,000,000 common shares. As of March 31, 2026 and December 31, 2025, there were 249,298,295 and 243,121,801 common shares issued and outstanding, respectively.

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

During the three months ended March 31, 2026, and 2025 no common shares were sold under the ATM program.

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

Additionally, as part of the 12.0 million shares issued under the ATM program in November 2025 for gross proceeds of $21.0 million, Lineage paid another financial advisor a 6% placement agent fee.

The shares sold under the ATM Program are offered and sold under our shelf registration statement on Form S-3 (File No. 333-277758), which was filed with the SEC on March 7, 2024 and declared effective on May 14, 2024, and the prospectus, as updated, amended and supplemented from time to time, that forms a part thereof. The most recent prospectus supplement was filed on March 11, 2026, pursuant to which we may offer and sell from time to time under the ATM Sales Agreement an aggregate of up to $60.0 million, excluding the $22.6 million in aggregate gross sales price of our common shares we sold pursuant to prior prospectus supplements and the prospectus dated May 14, 2024.

November 2024 Registered Direct Offering - January 2025 Closing

In November 2024, we entered into securities purchase agreements with unaffiliated healthcare focused institutional investors and with Broadwood Partners relating to the purchase and sale in a registered direct offering of an aggregate of up to 39,473,688 of our common shares and accompanying warrants to purchase an aggregate of up to 39,473,688 of our common shares at a combined purchase price of $0.76 per common share and accompanying warrant (the “November 2024 RDO”). In connection with the first closing of this offering, which occurred in November 2024, we issued to the unaffiliated healthcare focused institutional investors an aggregate of 31,578,951 common shares and accompanying warrants to purchase an aggregate of up to 31,578,951 of our common shares.

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares, and we received aggregate gross proceeds of $6.0 million, with approximately $0.6 million for related issuance costs. The warrant issued to Broadwood Partners had a fair value of approximately $2.1 million at issuance and is classified as a warrant liability in the Company’s condensed consolidated financial statements.

The warrants issued in the November 2024 RDO have an exercise price of $0.91 per common share, have been exercisable since May 21, 2025, and will expire on the earlier of (a) May 21, 2028, and (b) the 90th day following the date of the public disclosure of the intent to advance OpRegen (also known as RG6501) into a multi-center phase 2 or 3 clinical trial which includes a control or comparator arm, subject to extension if certain conditions, including equity conditions, some of which are outside of our control, are not satisfied. The warrants provide for cashless exercise in certain circumstances, including if the shares issuable upon exercise thereof are not covered by an effective registration statement.

We entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as our exclusive placement agent, on a reasonable best efforts basis, in connection with the November 2024 RDO. We paid Wainwright a cash fee equal to 7.0% and a management fee equal to 1.0%, in each case, of the aggregate gross proceeds we received at each closing. In addition, at each closing, we issued to Wainwright (or its designees) warrants to purchase our common shares with terms that are substantially similar to those described above except that the warrants issued to Wainwright (or its designees) have an exercise price of $0.95 per share. In the aggregate we issued to Wainwright (or its designees) warrants to purchase up to 1,973,684 of our common shares. The warrants issued to Wainwright (or its designees) in connection with the January 2025 Closing had a fair value of approximately $0.1 million at issuance and are classified as warrant liabilities in the Company’s condensed consolidated financial statements. See Note 8 (Fair Value Measurements) for additional information regarding the warrants issued in connection with the November 2024 RDO.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Summary of Common Stock Warrant Activity and Outstanding

The following roll-forward presents the Company’s common stock warrants outstanding as of March 31, 2026 (in thousands, except per share amounts):

	Number of Warrants Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	41,097	$0.91
Warrants exercised	(5,921)	$0.91
Balance at March 31, 2026	35,176	$0.91

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 54,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan initially became effective in 2021 and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders in 2021, no additional awards will be granted under the 2012 Plan. As of March 31, 2026, there were 27,468,709 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	23,182	$1.07	7.87	$13,898
Options granted	8,384	$1.84
Options exercised	(177)	$1.13
Options expired/forfeited/cancelled	(15)	$1.82
Balance at March 31, 2026	31,374	$1.28	8.24	$11,736
Options exercisable at March 31, 2026	13,246	$1.24	7.04	$4,568
Options vested and expected to vest at March 31, 2026	31,374	$1.28	8.24	$11,736

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Number of RSUs Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Balance at December 31, 2025	315	$1.50
RSUs forfeited	—	$—
RSUs vested	(67)	$1.50
Balance at March 31, 2026	248	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	7,971	$1.86
Options exercised	(34)	$0.79
Options expired/forfeited/cancelled	—	$—
Balance at March 31, 2026	7,937	$1.86

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$177	$169
General and administrative	995	1,048
Total stock-based compensation expense	$1,172	$1,217

As of March 31, 2026, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, were $16.0 million, which is expected to be recognized as expense over a weighted average period of approximately 3.0 years for stock options and 0.5 years for RSUs.

Basic and diluted net income (loss) per share attributable to common shareholders

Basic earnings per share is calculated by dividing net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, net of stock options, RSUs, and warrants, subject to repurchase by Lineage, if any, during the period. Diluted earnings per share is calculated by dividing the net income or loss attributable to Lineage common shareholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common shares issuable under outstanding stock options, restricted stock awards and warrants, using the treasury-stock method, convertible preferred stock, if any, using the if-converted method, and treasury stock held by subsidiaries, if any. Our liability-classified warrants are treated as equity in the calculation of diluted loss per share in both the computation of the numerator and denominator, if dilutive.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table sets forth the calculations of basic and diluted earnings per share for the three months ended March 31, 2026. The inclusion of the warrants were deemed to be anti-dilutive for the three months ended March 31, 2025, and therefore no diluted loss per share computation was presented for the comparative period:

Three Months Ended March 31, 2026
Net loss attributable to Lineage - basic EPS	$(4,812)
Less: Change in fair value of warrant liability - for dilutive warrants	(2,324)
Net loss attributable to Lineage - diluted EPS	$(7,136)

Basic weighted-average common shares used to compute net loss per common share	245,029
Add: Dilutive effect of warrants	16,146
Diluted weighted-average common shares used to compute net loss per common share	261,175

Net loss per common share attributable to Lineage:
Basic	$(0.02)
Diluted	$(0.03)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	39,311	33,328
Restricted stock units	248	334
Warrants (1)	—	41,447

(1)
The warrants outstanding for the three months ended March 31, 2026 were deemed to be dilutive, and therefore included in the computation of diluted net loss per common share.

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

Under ASC 740, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2025, Lineage released the valuation allowance associated with the Israel subsidiary’s deferred tax assets based on sustained profitability and other positive evidence. Lineage continues to maintain a full valuation allowance against the U.S. and Singapore deferred tax assets due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets in those jurisdictions.

Lineage did not record a deferred tax benefit or provision expense during the three months ended March 31, 2026 or 2025.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13. Commitments and Contingencies

Real Property Leases

Lineage Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and again in September 2025. Under the amendment entered into in September 2025, the term of the lease was extended for 36 months commencing on April 1, 2026, and commencing on December 1, 2025, the monthly base rent was reduced from $26,700 to $24,800, subject to 3% annual increases and rent will be abated for April 2026 through July 2026. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of March 31, 2026.

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

Lineage Subleases

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026. The base rent was $23,000 per month for the first twelve months of the extended term and was $23,500 for the remaining twelve months through March 31, 2026. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $22,500, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2026.

In connection with the termination of the above sublease, Lineage entered into a new sublease in December 2025 for approximately 1,674 square feet of rentable industrial space in San Diego, California, for a 38-month term that commenced in February 2026. The base rent is $5,189 per month, plus a 4% management fee, for the first twelve months with an annual increase of 3.5%, with rent abatements in March 2026 and February 2027. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $10,378, which is included in deposits and other long term assets, on the condensed consolidated balance sheet as of March 31, 2026.

CCN Leases

As of March 31, 2026, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (“ILS”) per month (approximately $52,000 as of March 31, 2026), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease which is classified as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $537,000 as of March 31, 2026, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$313	$305
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$14	$14

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$272	$34
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2026	December 31, 2025
Operating leases
Right-of-use assets	$2,127	$2,131

Right-of-use lease liabilities, current	$833	$816
Right-of-use lease liabilities, noncurrent	1,507	1,534
Total operating lease liabilities	$2,340	$2,350

Finance leases
Right-of-use assets	$222	$221
Accumulated amortization	(172)	(158)
Right-of-use assets, net	$50	$63

Right-of-use lease liabilities, current	$32	$37
Right-of-use lease liabilities, noncurrent	22	32
Total finance lease liabilities	$54	$69

Weighted average remaining lease term
Operating leases	2.4 years	2.4 years
Finance leases	1.6 years	1.7 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	7.2%	7.2%

Future minimum lease commitments are as follows as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$722	$27
2027	1,209	30
2028	461	—
2029	112	—
Total lease payments	2,504	57
Less imputed interest	(164)	(3)
Total	$2,340	$54

Operating lease expense was $0.3 million for each of the three months ended March 31, 2026 and 2025, respectively.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Collaborations

Roche Agreement

In December 2021, Lineage entered into the Roche Agreement, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including OpRegen, for the treatment of ocular disorders, including GA secondary to AMD.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of each of the $50.0 million upfront payment and the $5.0 million milestone payment it received under the Roche Agreement, or $12.1 million and $1.2 million, respectively, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of March 31, 2026, the aggregate cap amount was approximately $96.7 million. In accordance with obligations under the Innovation Law, Lineage continues to fund CCN to pay the downstream payments to the IIA.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between CCN and Hadasit, and a certain letter agreement entered into on December 17, 2021, CCN paid a sublicensing fee to Hadasit of $8.9 million or 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions), and CCN is obligated to pay Hadasit (i) a maximum of 21.5% of all milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement), and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. In accordance with the foregoing, in respect of the $5.0 million milestone payment received under the Roche Agreement in December 2025, Lineage funded CCN to pay

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

$1.1 million to Hadasit in January 2026. The letter agreement generally terminates upon the termination of the Roche Agreement. In accordance with the terms of these agreements, the initial sublicensing fee payment to Hadasit was reduced for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs were not incurred within five years after the execution of the Roche Agreement, CCN would have been required to pay Hadasit 21.5% of the amount of costs not incurred; however to date, all such costs have been incurred.

WDI Collaboration

On August 22, 2025, Lineage and WDI entered into a research collaboration agreement (the “RCA”) to advance the preclinical development of ReSonance (ANP1) for the treatment of hearing loss (the “Project”). WDI has agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the RCA, a portion of which has been expended to date to support activities thereunder. The main objective of the RCA is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the RCA.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of March 31, 2026, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

HBL Books and Records Request

In April 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL, currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents was intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen program. In its motion, HBL alleged, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors, caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and that exploited CCN’s resources for the benefit of Lineage. The motion sought an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the Court deemed appropriate, and

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion in March 2024 after which the parties retained a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. In June 2025, the third-party valuation firm delivered its report stating that, in its opinion, the consideration paid by Lineage to CCN under the Intercompany Agreement was insufficient. The Court subsequently notified the parties that they were to advise the Court whether they had settled the matter between themselves. On January 14, 2026, HBL notified the Court that the parties had failed to reach a settlement and moved the Court to terminate the proceedings in order to potentially initiate separate proceedings. CCN responded to HBL’s motion on February 10, 2026 requesting that the Court deny HBL’s motion. On March 12, 2026, the Court granted HBL’s motion.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s product candidates and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with its officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that are intended to limit its financial exposure under certain of the indemnification agreements described in this paragraph. Lineage has not recorded any liabilities for these agreements as of March 31, 2026 or December 31, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying unaudited condensed consolidated interim financial statements and notes thereto and our audited financial statements and notes thereto for the year ended December 31, 2025 included in the 2025 10-K. Past operating results are not necessarily indicative of results that may occur in future periods.

The following discussion includes forward-looking statements. See “Special Note Regarding Forward-Looking Statements,” above. Forward-looking statements are not guarantees of future performance and our actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including, but not limited to, those discussed in Part I, Item 1A. Risk Factors of the 2025 10-K, and in our subsequent filings with the SEC, including any discussed in Part II, Item 1A of this report under the heading “Risk Factors.”

All information presented in this report is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ending December 31 and the associated quarters, months and periods of those fiscal years.

Company and Business Overview

We are a clinical-stage biotechnology company developing cell replacement therapies to treat serious medical conditions. Certain diseases and medical events can arise from the loss of critical cellular activity and lead to devastating or difficult-to-treat conditions or impairments. Our work is grounded in the emerging evidence that replacing or supporting those cells that have become dysfunctional or “lost” (destroyed or dead) can restore or replenish normal function and improve treatment and recovery paradigms. We call this approach “Replace and Restore”. We believe cellular therapies aimed at replacing dysfunctional or destroyed cells may have more durable, broader, or suitable applicability than traditional pharmaceutical products, which often seek to affect just a single molecular target or group of biological pathways. Transplantation of replacement cells represents an emerging branch of medicine, and we believe we are uniquely positioned to capitalize on its opportunities by demonstrating the value of administering mature, differentiated cells to patients.

Our development programs are based on our proprietary, in-house, cell-based manufacturing platform, which we call AlloSCOPE™ (Allogeneic, Scalable, Consistent, Off-the-shelf, Pluripotent Cell Engineering), and supported by our associated development, formulation, manufacturing, and delivery capabilities. The AlloSCOPE platform is a proprietary differentiation and production modality from which, i) a single, well-characterized pluripotent cell line can create a stable current Good Manufacturing Practice (cGMP) master cell bank (MCB), ii) a vial from our MCB can create a cGMP working cell bank (WCB), and iii) a vial from our WCB can create several hundred to many thousands of vials of a final, allogeneic cell-based product, ready for patient dosing. This process can confer consistent, cost-effective, and scalable cell-based production. Importantly, the AlloSCOPE platform can be applied across multiple programs, which we believe could offer advantages in the pursuit of commercially successful, allogeneic and “off the shelf” cell therapies. In some instances, we also apply a proprietary “thaw-and-inject” formulation into our product profiles, which allows for rapid dosing and “immediate use” of our cells. This formulation technology can greatly reduce the lengthy dose preparation steps often associated with certain cell therapy programs.

Our business strategy aims to efficiently leverage our AlloSCOPE platform and our development and manufacturing expertise to create a pipeline of related but discrete cell-based assets, some of which we may advance internally toward commercialization and some of which we may seek to partner during early or late development, if we believe doing so will enhance their probability of success and add value to Lineage and our shareholders. In some cases, the cells we manufacture or plan to manufacture have a clear clinical precedent from cadaveric sources, such as the well-established use of islet cells to achieve insulin independence in patients with Type 1 Diabetes or corneal endothelial cells to improve vision in patients with Fuchs’ corneal dystrophy, each leading to approved products or procedures. In other cases, the utility of replacing a specific cell or related cells is not yet established. All of our product candidates are based on our core AlloSCOPE platform, and utilize our extensive expertise in the directed differentiation and scalable production of pluripotent cells into discrete cell types of the human body.

Our pipeline currently includes:

•
OpRegen (RG6501), our most clinically advanced program, an allogeneic retinal pigmented epithelial (RPE) cell replacement therapy currently in Phase 2a development under a worldwide collaboration with F. Hoffmann-La Roche Ltd. and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (GA) secondary to dry age-related macular degeneration (dry-AMD).
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in Phase 1/2a development for the treatment of spinal cord injuries (SCI).

•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant therapy currently in preclinical development under collaboration with William Demant Invest 2 Aps (WDI) for the treatment of auditory neuropathy.
•
COR1, an allogeneic cell corneal endothelial cell (CEnC) transplant therapy candidate currently in preclinical development for the treatment of corneal endothelial disease, with applicable indications expected to include Fuchs Endothelial Corneal Dystrophy (FECD) and Bullous Keratopathy.
•
ILT1, a pluripotent cell manufacturing initiative, intended to support the large-scale production of undifferentiated pluripotent cells, which if successful at a large scale, and together with an islet cell differentiation protocol, could support cell transplant treatment candidate for Type 1 Diabetes (T1D).
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

For additional information regarding our clinical programs, business strategy, AlloSCOPE platform, pipeline of preclinical programs and research initiatives, our collaborations and the grants we have received from governmental entities, see Item 1. Business in Part I of the 2025 10-K.

Recent Events

Set forth below is a discussion of recent events and developments relating to our business. The following discussion should be read in conjunction with the description of our business set forth in Item 1. Business in Part I of the 2025 10-K.

OpRegen Program for Dry-AMD with Geographic Atrophy

OpRegen is currently being evaluated by Roche and Genentech in a Phase 2a multicenter clinical trial in patients with GA secondary to dry-AMD, the “GAlette” study, which is currently enrolling up to 60 patients at 17 clinical sites across the U.S. and Israel. Our earlier Lineage-sponsored Phase 1/2a study has completed enrollment; we continue to perform certain closeout, data analysis, and manufacturing and process development activities under the Roche Agreement related to that study.

In May 2026, Roche and Genentech presented data from the Phase 1/2a study at Foundation Fighting Blindness’ Retinal Therapeutics Innovation Summit 2026. Highlights include that (i) gains in best corrected visual acuity (BCVA) in patients in Cohort 4 (less advanced GA than in other cohorts) measured at month 12 remain evident through month 36; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients who received extensive coverage of OpRegen cell therapy across their GA lesion (n=5), the mean change in BCVA was +9.0 letters for those completing 3-year follow-up (compared to +7.4 letters at 24 months) (Early Treatment Diabetic Retinopathy Study (ETDRS) assessment) and (iv) quantitative analysis of OCT imaging suggest evidence of partial restoration of the retina, including re-appearance of an RPE layer and features associated with recovery of photoreceptors.

As previously reported, in the Phase 1/2a study, OpRegen has demonstrated the potential to slow, stop or reverse disease progression in GA secondary to AMD and these results, which were present at 12 months, have persisted through 24 and 36 months following a single administration of OpRegen. The Phase 1/2a study was an open-label, single-arm, multicenter, dose-escalation trial evaluating a single administration of OpRegen, the investigational product was delivered subretinally in patients with bilateral GA. Patient enrollment completed in November 2020, with 24 patients recruited into four cohorts. The first three cohorts enrolled only legally blind patients with a BCVA of 20/200 or worse. Cohort 4 enrolled 12 patients with impaired vision (BCVA from 20/65 to 20/250 with smaller mean areas of GA). Cohort 4 also included patients treated with a new “thaw-and-inject” formulation of OpRegen, which could be shipped directly to sites and used immediately upon thawing. The primary objective of the study was to evaluate the safety and tolerability of OpRegen as assessed by the incidence and frequency of treatment-emergent adverse events. Secondary objectives evaluated the preliminary activity of OpRegen treatment by assessing the changes in ophthalmological parameters measured by various methods of primary clinical relevance. Long-term follow-up of patients in this study is currently ongoing.

OPC1 Program for Spinal Cord Injury

In March 2026, the second chronic SCI participant with neurologically complete SCI injury was treated in the DOSED (Delivery of Oligodendrocyte Progenitor Cells for Spinal Cord Injury: Evaluation of a Novel Device) study at UC San Diego Health, and the novel delivery system successfully administered a one-time injection of OPC1. Our DOSED clinical study will evaluate the safety and utility of a novel spinal cord delivery device designed to administer OPC1 to the spinal parenchyma in both subacute (between 21 to 42 days following injury) and chronic (between 1 to 5 years following injury) spinal cord injury.

ReSonance Program for Hearing Loss

Our second most advanced internally owned product candidate is ReSonance (ANP1), an allogeneic auditory neuron progenitor cell transplant, currently in preclinical development for the treatment of sensorineural hearing loss. In August 2025, we announced that we entered into a research collaboration agreement with WDI to advance the preclinical development of ReSonance for the treatment of hearing loss. Under that collaboration agreement, WDI agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the agreement, a portion of which has been expended to date to support the activities described below. The main objective of the agreement is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the agreement. Development activities are being jointly conducted and managed by Lineage and scientists from Eriksholm Research Centre, part of Oticon A/S, which is a subsidiary of the Demant Group. We have successfully completed 3 engineering manufacturing runs, with preparations underway for internal technology transfer to our cGMP team. We have also established a novel model of deafening to support ReSonance functional preclinical testing under the collaboration. See Note 13 (Commitments and Contingencies—Collaborations—WDI Collaboration) to our condensed consolidated interim financial statements included in this report for additional information.

COR1 Program for Corneal Endothelial Disease

In March 2026, we announced the launch of our newest cell therapy program, COR1, a corneal endothelial cell (CEnC) therapy in preclinical testing for the treatment of corneal endothelial disease, including Fuchs’ corneal dystrophy. Fuchs’ corneal dystrophy is a progressive, often hereditary condition where cells on the inner layer of the cornea die, causing cornea swelling and vision loss. In the advanced setting, DMEK (Descemet’s membrane endothelial keratoplasty) is a surgical option consisting of replacing the diseased cells with a donor graft, often leading to improved vision. COR1 is an internally-developed and wholly-owned asset, which we believe can benefit from our ophthalmology and manufacturing expertise.

Millions of people are potential candidates for corneal transplants for which today there is only one donor for every 70 diseased eyes globally. The current supply of CEnC’s from cadaveric sources is further limited by the low availability of organ donors, as well as by inconsistent yield and quality CEnC therapy from cadaveric sources has already been approved in Japan to treat corneal endothelial disease, providing evidence for the underlying mechanism of action. The cornea is a relatively accessible site for transplantation, with a simple injection-based delivery method and a long clinical track record from donor-based procedures. In addition, the eye offers a degree of immune privilege, potentially reducing the risk of immune rejection.

The COR1 program targets an area where the current fundamental limitation is the supply and shelf life of material, as existing approved CEnC transplant therapy relies heavily on cadaveric tissue donors with variable yield, quality, and durability. This imbalance highlights the need for a reliable, consistent, and scalable source of cells. Importantly, the unmet need is significant and CEnC transplant therapy is already clinically validated, with preclinical models, endpoints, and clinical and regulatory precedents, which are well-established.

Utilizing our AlloSCOPE platform, we are manufacturing CEnCs with identity, morphological, and functional characteristics that meet initial internal criteria and support further development. We plan to advance this program into translational models to support human testing. Applicable indications for COR1 are expected to include Fuchs Endothelial Corneal Dystrophy (FECD) and Bullous Keratopathy. FECD is a primary progressive genetic disorder characterized by bilateral, slow-progressing dysfunction which as of 2022, affects about 7.3% of adults over the age of 30 globally, with a projected affected patient population expected to rise to approximately 415 million by 2050.

Islet Cell Transplant Manufacturing Initiative

In September 2025, we announced the launch of ILT1, a new manufacturing initiative employing AlloSCOPE 5D platform technology. AlloSCOPE 5D describes an application of AlloSCOPE with the goal of higher scale production of pre-differentiated cells with reduced manipulation and passaging. ILT1 is initially focused on addressing the challenges of large-scale production of highly synchronized pluripotent cells, and which if successful at a large scale, could thereafter be applied, together with an islet cell differentiation protocol, to support the production of allogeneic islet cells for a potential treatment for Type 1 Diabetes (T1D). This initiative is focused initially on expanding our existing AlloSCOPE platform to become capable of significantly greater production of undifferentiated pluripotent cells than our current capability, with the overall goal of establishing a production modality that can support an islet cell production process from expansion through differentiation in a dynamic culturing system, and which if successful, could potentially solve a major hurdle to production and commercialization of an islet cell therapy product candidate.

During the first quarter of 2026, we successfully met our first milestone for our ILT1 manufacturing initiative, demonstrating a highly scalable and fully suspension-based process for generating undifferentiated pluripotent cells using one of our proprietary and in house cell lines. This initial work was successful at 0.5 liter scale and supports further development into a larger multi-liter format. If successful at larger scale, we may seek to demonstrate AlloSCOPE 5D scalability with one or more internal or partner-sourced hypo-immune or non hypo-immune cell lines, suitable to support potential islet cell differentiation and preclinical testing. We additionally may seek to apply insights and process improvements we have learned or may learn through this process to other cell transplant programs, including programs we may launch in the future.

Other Programs and Technologies

The pluripotent cells underlying our platform are by definition, capable of becoming any cell type of the human body. In some cases, pursuing the development of cell therapies for which a biological precedent exists may enable faster development of future product candidates underlying our platform and pipeline. We therefore maintain a list of additional potential product candidates which we may consider for development or partnership in the future, and which altogether cover a range of therapeutic areas and conditions. Generally, we expect that these potential product candidates will be based on the same AlloSCOPE platform technology and would employ a similar guided cell differentiation and transplant approach as our current product candidates, and in some cases may also include genetic modifications designed to enhance efficacy and/or safety profiles.

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

The recent escalation of conflict and hostilities in the Middle East—including the strikes by Israel and the United States on Iran that began on February 28, 2026 and the retaliatory attacks thereto— has increased the risk of broader regional military escalation, cyberattacks, disruptions to transportation and logistics infrastructure, interruption of utility and communications services, and other events that could directly disrupt our operations in Jerusalem and the clinical trial sites for the OpRegen GAlette study in Israel. As of the date of the filing of this report, our operations in Jerusalem have not been materially or adversely disrupted, and we are not aware of any material disruption to the clinical trial sites for the OpRegen GAlette study in Israel. The situation continues to rapidly evolve, and it is currently not possible to predict the scope, duration or severity of present or future regional instability or its effects on our operations in Jerusalem or on the clinical trial sites for the OpRegen GAlette study in Israel. See the risk factor in Item 1A. Risk Factors in Part I of the 2025 10-K titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.”

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

In addition, there may be significant future effects on the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes under the current U.S. presidential administration, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. U.S. federal government initiatives have resulted in significant reductions in staffing levels at the FDA and other governmental agencies. The foregoing could impact agencies’ ability to retain remaining key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. For example, with respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit with respect to clinical studies, any of which could negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, the current U.S. presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. Given the high level of uncertainty regarding federal policy, enforcement and regulatory changes, and that circumstances are rapidly evolving, we cannot reasonably predict the potential impact on our business at this time.

Critical Accounting Policies and Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations in the 2025 10-K and our audited financial statements and notes thereto for the year ended December 31, 2025 in Part II, Item 8 of the 2025 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended March 31, 2026.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Revenues

The following table shows our revenues for the periods presented (amounts in thousands except percentages):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)
Collaboration revenues	$1,575	$1,270	$305	24%
Royalties, license and other revenues	150	232	(82)	(35)%
Total revenues	$1,725	$1,502	$223	15%

For the three months ended March 31, 2026, the $0.2 million increase in total revenues as compared to the prior year was primarily attributable to a $0.3 million increase in collaboration revenues, partially offset by a decrease of approximately $0.1 million in royalty revenue. The $0.3 million increase in collaboration revenues was primarily driven by the revenue received under our research collaboration agreement with WDI.

Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support the performance obligations. Under the collaboration agreements with Roche and WDI, delivery of goods and services is determined to be over time and revenue is recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. See Note 3 (Revenue) to our condensed consolidated interim financial statements included in this report for additional information.

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

The following table shows our operating expenses for the periods presented (amounts in thousands, except percentages):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)
Cost of royalties	$—	$36	$(36)	(100)%
Research and development	4,234	3,114	1,120	36%
General and administrative	5,084	4,857	227	5%
Total operating expenses	$9,318	$8,007	$1,311	16%

The following table shows the amount of our total research and development expenses allocated to our product candidates and potential product candidates for the periods presented (amounts in thousands, except percentages):

	Three Months Ended March 31,
	Amount		Percent of Total
	2026	2025	2026	2025
OpRegen®	$1,318	$1,355	30%	43%
OPC1	1,303	984	31%	32%
ReSonance	913	743	22%	24%
COR1	326	—	8%	0%
ILT1	163	—	4%	0%
RND1	32	32	1%	1%
Other programs and non-program expenses	179	—	4%	0%
Total research and development expenses	$4,234	$3,114	100%	100%

Research and development expenses. For the three months ended March 31, 2026, the $1.1 million increase in total research and development expenses as compared to the prior year was primarily driven by $0.3 million for our OPC1 program, $0.2 million for our ReSonance program, and approximately $0.7 million for our preclinical and other undisclosed programs.

General and administrative expenses. For the three months ended March 31, 2026, the $0.2 million increase in general and administrative expenses as compared to the prior year was primarily attributable to a $0.4 million increase in personnel costs, partially offset by services provided by third parties.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, for the periods presented (in thousands):

	Three Months Ended March 31,		Dollar Increase	Percent Increase
Other income (expenses)	2026	2025	(Decrease)	(Decrease)
Interest income, net	$405	$478	$(73)	(15)%
Gain (loss) on marketable equity securities, net	24	(5)	29	580%
Change in fair value of warrant liability	2,324	2,305	19	1%
Foreign currency transaction gain (loss), net	50	(231)	281	122%
Other income (expenses), net	1	(185)	186	101%
Total other income (expenses)	$2,804	$2,362	$442	19%

Interest income, net. For the three months ended March 31, 2026, the decrease in interest income, net, was attributable to lower interest rates, despite higher average cash and marketable debt securities balances.

Gain (loss) on marketable equity securities, net. We expect our net gain or loss on marketable equity securities to fluctuate each reporting period based on the changes in the market price of marketable equity securities held by us, which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These marketable equity securities are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three months ended March 31, 2026 and 2025, the change in the values of our marketable equity securities was de minimis and primarily related to changes in the fair market value of such securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding, and at the time of each warrant exercise, using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are non-cash adjustments recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three months ended March 31, 2026 and 2025, the change in the fair value of the warrants was primarily driven by a decrease in the Company’s common share price during these periods.

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

Other income (expenses), net. For the three months ended March 31, 2025, the Company recorded $0.2 million of other expense related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO in January 2025. There was no comparable expense incurred in the three months ending March 31, 2026.

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2025, Lineage released the valuation allowance associated with its Israeli subsidiary’s deferred tax assets based on sustained profitability and other positive evidence. Lineage continues to maintain a full valuation allowance against its U.S. and Singapore deferred tax assets due to the uncertainty of realizing future tax benefits from net operating loss carryforwards and other deferred tax assets in those jurisdictions. Lineage did not record a deferred tax benefit or provision expense for either of the three months ended March 31, 2026 or 2025.

Liquidity and Capital Resources

Overview

As of March 31, 2026, we had $53.4 million in cash, cash equivalents and marketable securities, and our accumulated deficit was $471.8 million. For the three months ended March 31, 2026, we incurred a loss from operations of $7.6 million and had negative cash flow from operations of $8.1 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(8,078)	$(4,886)
Investing activities	(2,326)	1,903
Financing activities	5,561	5,044
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(73)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,848)	$1,988

Cash Used In Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $8.1 million and consisted of a net loss of $4.8 million plus the net changes in operating assets and liabilities of approximately $2.1 million and $1.2 million in non-cash adjustments. The net changes in operating assets and liabilities were primarily due to a $1.7 million reduction in accounts payable and accrued liabilities and a $1.0 million reduction in deferred revenues, partially offset by a $0.6 million increase in accounts receivable and prepaid expenses and other current assets. The non-cash adjustments were primarily due to a $2.3 million change in the fair value of the warrant liability, partially offset by $1.2 million for stock based compensation.

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $2.3 million and primarily consisted of cash used to purchase U.S. Treasury securities, net of proceeds from maturities of U.S. Treasury securities.

Cash provided by investing activities for the three months ended March 31, 2025 was $1.9 million and primarily consisted of maturities of U.S. Treasury securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $5.6 million and consisted primarily of proceeds from the exercise of warrants and stock options.

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

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of March 31, 2026, the aggregate cap amount was approximately $96.7 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. In December 2025, Lineage funded CCN to pay the IIA 24.1% of the $5.0 million received from Roche upon the achievement of the first milestone under the Agreement. As of March 31, 2026, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, developmental, regulatory and/or commercial milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain developmental, regulatory and/or commercial milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products or of products covered by the in-licensed intellectual property, including those related to the Roche Agreement. In January 2026, Lineage funded CCN to pay Hadasit 21.5% of the $5.0 million received from Roche upon the achievement of the first milestone under the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of March 31, 2026, we have not included these future commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of March 31, 2026, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.2 million of rent payments will become due, of which $0.6 million will become due in the remainder of 2026.

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

In March 2026, we received $5.4 million in proceeds from the exercise of warrants issued in our November 2024 RDO. We may receive up to an additional $30.2 million in gross proceeds upon the full cash exercise of the warrants we issued to the investors in the November 2024 RDO. However, no assurances can be given as to the extent to which additional warrants will be exercised. As of March 31, 2026, $60.0 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

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

We believe that our $53.4 million in cash, cash equivalents and marketable securities at March 31, 2026, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, marketable securities, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

Item 1A. Risk Factors

An investment in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties described in the 2025 10-K, in addition to other information in this report, when evaluating our business and before deciding whether to purchase, hold or sell our common shares. Each of these risks and uncertainties, as well as additional risks and uncertainties not presently known to us or that we currently consider immaterial, could harm our business, financial condition, results of operations and/or growth prospects, as well as adversely affect the market price of our common shares, in which case you may lose all or part of your investment. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as previously reported in our periodic or current reports filed with the SEC, there were no unregistered sales of equity securities by us during the quarter covered by this report.

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

LINEAGE CELL THERAPEUTICS, INC.

Date: May 12, 2026	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: May 12, 2026	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer