Form 10-Q
period 2026-06-30
Lineage Cell Therapeutics, Inc.
filed 2026-08-06
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of common shares outstanding as of August 3, 2026 was 252,907,464.

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
•
the potential scope and value of our intellectual property rights; and
•
the effects on our operations and workforce and on clinical trials (including those involving OpRegen®) of the 2026 Iran War and the ongoing Israeli regional conflict, and broader geopolitical conflicts, political and economic instability, public health emergencies and macroeconomic conditions.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,355	$40,791
Marketable securities	13,474	14,990
Accounts receivable	790	891
Prepaid expenses and other current assets	1,351	2,485
Total current assets	52,970	59,157

NONCURRENT ASSETS
Property and equipment, net	2,517	2,566
Operating lease right-of-use assets	1,964	2,131
Deposits and other long-term assets	598	558
Goodwill	10,672	10,672
Intangible assets, net	31,700	31,700
Deferred tax asset, net	5,799	5,800
TOTAL ASSETS	$106,220	$112,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,387	$7,181
Operating lease liabilities, current portion	918	816
Finance lease liabilities, current portion	33	37
Deferred revenues, current portion	1,678	3,333
Total current liabilities	8,016	11,367

LONG-TERM LIABILITIES
Deferred tax liability, net	22	22
Deferred revenues, net of current portion	12,339	12,377
Operating lease liabilities, net of current portion	1,333	1,534
Finance lease liabilities, net of current portion	15	32
Warrant liabilities	24,697	43,906
TOTAL LIABILITIES	46,422	69,238

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common shares, no par value, 450,000 shares authorized as of June 30, 2026 and December 31, 2025; 252,907 and 243,122 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	535,717	515,467
Accumulated other comprehensive loss	(4,473)	(3,920)
Accumulated deficit	(470,328)	(466,998)
Lineage's shareholders’ equity	60,916	44,549
Noncontrolling deficit	(1,118)	(1,203)
Total shareholders’ equity	59,798	43,346
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,220	$112,584

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Collaboration revenues	$943	$2,532	$2,518	$3,802
Royalties, license and other revenues	126	233	276	465
Total revenues	1,069	2,765	2,794	4,267

OPERATING EXPENSES:
Cost of royalties	—	39	—	75
Research and development	4,774	3,106	9,008	6,220
General and administrative	5,218	4,560	10,302	9,417
Loss on impairment of intangible asset (Note 6 and Note 13)	—	14,840	—	14,840
Total operating expenses	9,992	22,545	19,310	30,552
Loss from operations	(8,923)	(19,780)	(16,516)	(26,285)

OTHER INCOME (EXPENSES):
Interest income, net	378	454	783	932
Gain (loss) on marketable equity securities, net	—	(2)	24	(7)
Change in fair value of warrant liability	9,443	(12,740)	11,767	(10,435)
Foreign currency transaction gain, net	664	1,678	714	1,447
Other income (expense), net	(18)	26	(17)	(159)
Total other income (expenses)	10,467	(10,584)	13,271	(8,222)

NET INCOME (LOSS)	1,544	(30,364)	(3,245)	(34,507)

Net (income) loss attributable to noncontrolling interest	(62)	(100)	(85)	(96)

NET INCOME (LOSS) ATTRIBUTABLE TO LINEAGE	$1,482	$(30,464)	$(3,330)	$(34,603)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO LINEAGE:
Basic	$0.01	$(0.13)	$(0.01)	$(0.15)
Diluted	$(0.03)	$(0.13)	$(0.06)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE NET INCOME (LOSS) PER COMMON SHARE:
Basic	249,499	228,356	247,276	227,212
Diluted	261,471	228,356	261,524	227,212

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$1,544	$(30,364)	$(3,245)	$(34,507)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(503)	(1,417)	(545)	(1,217)
Unrealized gain (loss) on marketable debt securities	1	—	(8)	(5)
COMPREHENSIVE INCOME (LOSS)	1,042	(31,781)	(3,798)	(35,729)
Comprehensive (income) loss attributable to noncontrolling interest	(62)	(100)	(85)	(96)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$980	$(31,881)	$(3,883)	$(35,825)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended June 30, 2026
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2026	249,298	$529,656	$(471,810)	$(1,180)	$(3,971)	$52,695
Shares issued through ATM financing	3,600	4,607	—	—	—	4,607
Financing related fees	—	(153)	—	—	—	(153)
Shares issued upon exercise of stock options	9	6	—	—	—	6
Stock-based compensation	—	1,601	—	—	—	1,601
Unrealized gain on marketable debt securities	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	(503)	(503)
Net income	—	—	1,482	62	—	1,544
BALANCE - June 30, 2026	252,907	$535,717	$(470,328)	$(1,118)	$(4,473)	$59,798

Three Months Ended June 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - March 31, 2025	228,356	$489,313	$(407,604)	$(1,373)	$(2,681)	$77,655
Stock-based compensation	—	1,238	—	—	—	1,238
Foreign currency translation adjustment	—	—	—	—	(1,417)	(1,417)
Net income (loss)	—	—	(30,464)	100	—	(30,364)
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Six Months Ended June 30, 2026
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2025	243,122	$515,467	$(466,998)	$(1,203)	$(3,920)	$43,346
Shares issued through ATM financing	3,600	4,607	—	—	—	4,607
Financing related fees	—	(153)	—	—	—	(153)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	44	(40)	—	—	—	(40)
Shares issued upon exercise of stock options	220	233	—	—	—	233
Shares issued upon exercise of warrants	5,921	5,388	—	—	—	5,388
Derivative warrant liability reclassified to share capital upon exercise of warrants	—	7,442	—	—	—	7,442
Stock-based compensation	—	2,773	—	—	—	2,773
Unrealized loss on marketable debt securities	—	—	—	—	(8)	(8)
Foreign currency translation adjustment, net of tax	—	—	—	—	(545)	(545)
Net income (loss)	—	—	(3,330)	85	—	(3,245)
BALANCE - June 30, 2026	252,907	$535,717	$(470,328)	$(1,118)	$(4,473)	$59,798

Six Months Ended June 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Financing related fees	—	(406)	—	—	—	(406)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Stock-based compensation	—	2,455	—	—	—	2,455
Unrealized loss on marketable debt securities	—	—	—	—	(5)	(5)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,217)	(1,217)
Net income (loss)	—	—	(34,603)	96	—	(34,507)
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Lineage	$(3,330)	$(34,603)
Net income (loss) attributable to noncontrolling interest	85	96
Adjustments to reconcile net loss attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	—	183
Loss on impairment of intangible asset	—	14,840
(Gain) loss on marketable equity securities, net	(24)	7
Accretion of income on marketable debt securities	(262)	(10)
Depreciation and amortization expense	375	335
Change in right-of-use assets and liabilities	54	(88)
Stock-based compensation	2,773	2,455
Change in fair value of warrant liability	(11,767)	10,435
Foreign currency remeasurement	(773)	(1,455)
Loss on disposal of assets	31	—
Changes in operating assets and liabilities:
Accounts receivable	173	381
Prepaid expenses and other current assets	1,088	1,271
Accounts payable and accrued liabilities	(2,052)	(459)
Deferred revenue	(1,693)	(3,813)
Net cash used in operating activities	(15,322)	(10,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(18,663)	—
Maturities of marketable debt securities	20,460	2,000
Purchase of equipment	(163)	(111)
Net cash provided by investing activities	1,634	1,889

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	233	—
Proceeds from exercise of warrants	5,388	—
Common shares received and retired for employee taxes paid	(40)	(15)
Proceeds from sale of common shares under ATM, net of offering costs	4,469	—
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	—	5,232
Payment of financed insurance premium	—	(452)
Payment of finance lease liabilities	(23)	(28)
Net cash provided by financing activities	10,027	4,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	254	220
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,407)	(3,579)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	41,324	46,354
At end of the period	$37,917	$42,775

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2	$23

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$105	$1
Financing costs in accounts payable and accrued liabilities	$15	$—
Fair value of warrant liability recognized upon issuance in registered direct financing	$—	$2,205
Derivative warrant liability reclassified to equity on exercise of warrants	$7,442	$—

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$37,355	$42,271
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	562	504
Total cash, cash equivalents, and restricted cash	$37,917	$42,775

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

Our lead program, OpRegen, an allogeneic retinal pigmented epithelial (RPE) cell replacement therapy, is currently in Phase 2a development under a worldwide collaboration and license agreement with F. Hoffmann-La Roche Ltd. and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (GA) secondary to dry-AMD. Our second clinical-stage program, OPC1, is an allogeneic oligodendrocyte progenitor cell therapy designed to improve recovery following a spinal cord injury. Our most advanced preclinical program, ReSonance (ANP1), is an allogeneic auditory neuron progenitor cell transplant therapy currently in preclinical development under collaboration with William Demant Invest 2 Aps (WDI) for the treatment of auditory neuropathy. Our second most advanced preclinical program, COR1, is an allogeneic cell corneal endothelial cell (CEnC) transplant therapy candidate for the treatment of corneal endothelial disease, with applicable indications expected to include Fuchs Endothelial Corneal Dystrophy (FECD) and Bullous Keratopathy.

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

Segments and Principles of Consolidation

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages our business activities as a single operating and reportable segment at the consolidated level. The information in our condensed consolidated interim financial statements is the only financial information regularly provided to our CODM and there are no other significant expense categories regularly reviewed by our CODM. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, our CODM reviews and utilizes revenue and functional expenses (cost of royalties, research and development, general and administrative, and loss on impairment of intangible asset) at the consolidated level to manage our operations. Other segment items included in consolidated net loss are interest income, gain (loss) on marketable equity securities, change in fair value of warrant liability, foreign currency transaction gain, and other income (expense), and the provision for income tax benefit (if applicable), which are reflected in the condensed consolidated statements of operations.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of June 30, 2026:

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

Liquidity

On June 30, 2026, we had $50.8 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of June 30, 2026, we had $13.5 million of marketable securities. We may use our marketable securities for liquidity as necessary and as market conditions allow. See Note 4 (Marketable Securities) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the worldwide collaboration with Roche (“Roche Agreement”), are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitments and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of June 30, 2026, we had not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2025 10-K. There have been no changes to our significant accounting policies during the six months ended June 30, 2026.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning in fiscal year 2025 and its adoption did not have a material impact on our condensed consolidated financial statements.

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

Revenues under our agreements with Roche and WDI are within the scope of ASU 2014-09 – Revenue from Contracts with Customers (Topic 606) and are recognized over time as collaboration revenue using the input method as it represents the most appropriate measure of progress towards satisfaction of the identified performance obligation. Under the input method, the ratio of the costs incurred over total estimated costs to be incurred is used to measure progress toward completion of the performance obligation and to calculate the corresponding revenue to recognize each period. During each reporting period, we update our total estimated collaboration costs, and any resulting adjustments are recorded on a cumulative basis, which would affect revenue and deferred revenue (the latter, if applicable) in the period of adjustment.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues under collaborative agreements
Upfront license fees (1)	$600	$2,532	$1,460	$3,802
Event-based milestones and other collaborative revenue (2)	343	—	1,058	—
Total revenues under collaborative agreements	943	2,532	2,518	3,802
Royalties, license and other revenues (3)	126	233	276	465

Total revenue	$1,069	$2,765	$2,794	$4,267

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
(2)
$192,000 of the event-based milestones and other collaborative revenue recognized in the six months ended June 30, 2026 was included within deferred revenues as contract liabilities as of the beginning of the period.
(3)
Of the royalties, license and other revenues recognized each period, $42,000 and $12,000 were included within deferred revenues as contract liabilities as of January 1, 2026 and 2025, respectively.

For contracts with customers, including collaboration partners which are within the scope of Topic 606, the aggregate amount of the transaction price allocated to remaining performance obligations as of June 30, 2026 was $19.6 million, of which $14.0 million is reported as deferred revenues. The $19.6 million is estimated to be substantially recognized as revenue by December 2027.

Accounts receivable and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable - beginning of the year	$891	$638
Accounts receivable - end of the period	$790	$891

Contract assets (1)
Beginning of the year	$671	$—
End of the period	$166	$671

Contract liabilities
Deferred revenues - beginning of the year	$15,710	$21,821
Deferred revenues - end of the period	$14,017	$15,710

(1)
Contract assets consist of revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing and are included within prepaid expenses and other current assets on the condensed consolidated balance sheet.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2026	December 31, 2025
Marketable debt securities
Included within cash and cash equivalents	$9,680	$10,282
Included within marketable securities	$13,433	$14,973
Marketable equity securities
Included within marketable securities	$41	$17

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet (in thousands):

	June 30, 2026
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,114	$—	$(1)	$23,113
Total	$23,114	$—	$(1)	$23,113

	December 31, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$25,248	$7	$—	$25,255
Total	$25,248	$7	$—	$25,255

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of June 30, 2026 or December 31, 2025. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The Company does not intend to sell these securities before their maturity, and does not anticipate that these securities will be required to be sold before recovery. The cost basis of the available-for-sale debt securities upon sale or maturity is determined using the specific identification method.

At June 30, 2026, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$23,114	$23,113
Total available-for-sale debt securities	$23,114	$23,113

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table represents the realized and unrealized gain (loss) on marketable equity securities for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on marketable equity securities, net	$—	$(2)	$24	$(7)
Less: Loss recognized in earnings on marketable equity securities sold	—	—	—	—
Unrealized gain (loss) recognized on marketable equity securities held at end of period, net	$—	$(2)	$24	$(7)

5. Property and Equipment, Net

At June 30, 2026 and December 31, 2025, property and equipment, net was comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment, furniture and fixtures	$5,390	$5,280
Leasehold improvements	2,997	2,749
Right-of-use assets - finance lease	230	221
Accumulated depreciation and amortization	(6,100)	(5,684)
Property and equipment, net	$2,517	$2,566

Depreciation and amortization expense was $187,000 and $171,000 for the three months ended June 30, 2026 and 2025, respectively, and $375,000 and $335,000 for the six months ended June 30, 2026 and 2025, respectively. These amounts include amortization expense for right-of-use finance lease assets of $8,000 and $14,000 for the three months ended June 30, 2026 and 2025, respectively, and $21,000 and $28,000 for the six months ended June 30, 2026 and 2025, respectively.

6. Goodwill and Intangible Assets, Net

At June 30, 2026 and December 31, 2025, goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger)	$31,700	$31,700
	31,700	31,700
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (2)	650	650
Accumulated amortization (3)	(19,603)	(19,603)
Intangible assets, net	$31,700	$31,700

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). The Company conducted a qualitative goodwill assessment for the second quarter of 2025 and took into consideration the impairment of the VAC indefinite-lived intangible asset. After assessing the totality of relevant events and circumstances, there was no impairment to the goodwill carrying value as of June 30, 2025, and through June 30, 2026, the Company has not recognized any goodwill impairment.
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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7. Accounts Payable and Accrued Liabilities

At June 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$1,536	$2,341
Accrued compensation	2,849	3,744
Accrued liabilities	1,002	1,096
Total	$5,387	$7,181

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements Using
	Balance at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$20,093	$20,093	$—	$—
Marketable debt securities (1)	9,680	9,680	—	—
Marketable debt securities	13,433	13,433	—	—
Marketable equity securities (2)	41	41	—	—
Total assets measured at fair value	$43,247	$43,247	$—	$—
Liabilities:
Warrant liabilities (3)	$24,697	$—	$—	$24,697
Total liabilities measured at fair value	$24,697	$—	$—	$24,697

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

The following table sets forth a summary of changes to Level 3 fair value measurements (in thousands):

Common Share Warrant Liabilities	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Balance - beginning of the year	$43,906	$6,161
Issued	—	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	(11,767)	10,435
Derivative warrant liability reclassified to equity upon exercise of warrants	(7,442)	—
Balance - end of the period	$24,697	$18,801

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities were as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Expected stock price volatility	77.35% - 81.37%	71.78% - 74.46%
Risk-free interest rate	3.51% - 4.12%	3.68% - 4.25%
Expected dividend yield	—	—
Expected term (in years)	1.89 - 2.22	2.89 - 3.32

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

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of either June 30, 2026 or December 31, 2025.

Common Shares

Lineage is authorized to issue 450,000,000 common shares. As of June 30, 2026 and December 31, 2025, there were 252,907,464 and 243,121,801 common shares issued and outstanding, respectively.

At-The-Market Offering Program

In March 2024, Lineage entered into a sales agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., as sales agent (“Sales Agent”), under which Lineage may offer and sell its common shares from time to time through an ATM program.

During the three and six months ended June 30, 2026, 3.6 million common shares were sold under the ATM program at a weighted average price per share of $1.28 for gross proceeds of $4.6 million. During the three and six months ended June 30, 2025 no common shares were sold under the ATM program.

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

Additionally, in connection with the 12.0 million shares sold under the ATM program in November 2025 for gross proceeds of $21.0 million, Lineage paid another financial advisor a 6% placement agent fee.

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

The offering of the securities to Broadwood Partners was subject to obtaining shareholder approval to satisfy applicable NYSE American rules, which was obtained at our special meeting of shareholders on January 27, 2025. Following such meeting, we issued to Broadwood Partners 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares, and we received aggregate gross proceeds of $6.0 million, with approximately $0.6 million for related issuance costs (the “January 2025 Closing”). The warrant issued to Broadwood Partners had a fair value of approximately $2.1 million at issuance and is classified as a warrant liability in the Company’s condensed consolidated financial statements.

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

Summary of Common Stock Warrant Activity and Outstanding

The following roll-forward presents the Company’s common stock warrants outstanding as of June 30, 2026 (in thousands, except per share amounts):

	Number of Warrants Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	41,097	$0.91
Warrants exercised	(5,921)	$0.91
Balance at June 30, 2026	35,176	$0.91

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 54,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan initially became effective in 2021 and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders in 2021, no additional awards will be granted under the 2012 Plan. As of June 30, 2026, there were 27,194,208 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	23,182	$1.07	7.87	$13,898
Options granted	8,925	$1.82
Options exercised	(187)	$1.11
Options expired/forfeited/cancelled	(65)	$1.63
Balance at June 30, 2026	31,855	$1.28	8.03	$6,689
Options exercisable at June 30, 2026	14,759	$1.21	6.96	$2,553
Options vested and expected to vest at June 30, 2026	31,855	$1.28	8.03	$6,689

	Number of RSUs Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Balance at December 31, 2025	315	$1.50
RSUs forfeited	—	$—
RSUs vested	(67)	$1.50
Balance at June 30, 2026	248	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	7,971	$1.86
Options exercised	(33)	$0.79
Options expired/forfeited/cancelled	(217)	$2.60
Balance at June 30, 2026	7,721	$1.84

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$270	$183	$447	$352
General and administrative	1,331	1,055	$2,326	$2,103
Total stock-based compensation expense	$1,601	$1,238	$2,773	$2,455

As of June 30, 2026, total unrecognized compensation costs related to unvested stock options and unvested RSUs under all equity plans, were $15.0 million, which is expected to be recognized as expense over a weighted average period of approximately 2.9 years for stock options and 0.3 years for RSUs.

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

The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2026. The warrants were deemed to be anti-dilutive for the three and six months ended June 30, 2025, and therefore no diluted loss per share computation is presented for the prior year periods:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income (loss) attributable to Lineage - basic EPS	$1,482	$(3,330)
Adjustment to remove income impact for assumed conversion of dilutive warrants (change in fair value of warrant liability)	(9,443)	(11,767)
Net loss attributable to Lineage - diluted EPS	$(7,961)	$(15,097)

Basic weighted-average common shares used to compute net loss per common share	249,499	247,276
Plus incremental shares from assumed conversion of dilutive warrants	11,972	14,248
Diluted weighted-average common shares used to compute net loss per common share	261,471	261,524

Net income (loss) per common share attributable to Lineage:
Basic	$0.01	$(0.01)
Diluted	$(0.03)	$(0.06)

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been antidilutive (in thousands):

	Three and Six Months Ended June 30,
	2026	2025
Stock options	39,576	33,006
Restricted stock units	248	334
Warrants (1)	—	41,447

(1)
The warrants outstanding for the three and six months ended June 30, 2026 were deemed to be dilutive, and therefore included in the computation of diluted net loss per common share.

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

The Company’s income tax provision and effective tax rate may fluctuate from period to period as a result of several factors, including fluctuations in foreign currency exchange rates. Significant or unexpected movements in foreign currency exchange rates could adversely affect the Company’s income tax expense and effective tax rate in future periods.

Lineage did not record a deferred tax benefit or provision expense during the three and six months ended June 30, 2026 or 2025.

13. Commitments and Contingencies

Real Property Leases

Lineage Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and again in September 2025. Under the amendment entered into in September 2025, the term of the lease was extended for 36 months commencing on April 1, 2026, and commencing on December 1, 2025, the monthly base rent was reduced from $26,700 to $24,800, subject to 3% annual increases and rent will be abated for April 2026 through July 2026. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of June 30, 2026.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Lineage Subleases

In September 2022, Lineage entered into a sublease for approximately 4,500 square feet of rentable industrial space in Carlsbad, California for a term that commenced on October 1, 2022. In February 2024, Lineage extended the term of the sublease for 24 months through March 31, 2026. The base rent was $23,000 per month for the first twelve months of the extended term and was $23,500 for the remaining twelve months through March 31, 2026. As security for the performance of its obligations under the sublease, Lineage had provided the landlord with a security deposit of $22,500, which was returned to Lineage during the second quarter of 2026 upon the termination of the sublease.

In connection with the termination of the above sublease, Lineage entered into a new sublease in December 2025 for approximately 1,674 square feet of rentable industrial space in San Diego, California, for a 38-month term that commenced in February 2026. The base rent is $5,189 per month, plus a 4% management fee, for the first twelve months with an annual increase of 3.5%, with rent abatements in March 2026 and February 2027. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $10,378, which is included in deposits and other long term assets, on the condensed consolidated balance sheet as of June 30, 2026.

CCN Leases

As of June 30, 2026, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (“ILS”) per month (approximately $55,000 as of June 30, 2026), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease which is classified as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $562,000 as of June 30, 2026, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$500	$617
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$23	$28

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$272	$72
Finance leases	$—	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	June 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	$1,964	$2,131

Right-of-use lease liabilities, current	$918	$816
Right-of-use lease liabilities, noncurrent	1,333	1,534
Total operating lease liabilities	$2,251	$2,350

Finance leases
Right-of-use assets	$230	$221
Accumulated amortization	(187)	(158)
Right-of-use assets, net	$43	$63

Right-of-use lease liabilities, current	$33	$37
Right-of-use lease liabilities, noncurrent	15	32
Total finance lease liabilities	$48	$69

Weighted average remaining lease term
Operating leases	2.1 years	2.4 years
Finance leases	1.3 years	1.7 years

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	7.2%	7.2%

Future minimum lease commitments are as follows as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$542	$18
2027	1,249	32
2028	476	—
2029	116	—
Total lease payments	2,383	50
Less imputed interest	(132)	(2)
Total	$2,251	$48

Operating lease expense was $0.3 million and $0.6 million for each of the three and six months ended June 30, 2026 and 2025, respectively.

Collaborations

Roche Agreement

In December 2021, Lineage entered into a worldwide collaboration and license agreement with Roche, wherein Lineage granted to Roche exclusive worldwide rights to develop and commercialize RPE cell therapies, including OpRegen, for the treatment of ocular disorders, including GA secondary to AMD.

Under the terms of this Agreement, Roche paid Lineage a $50.0 million upfront payment (which was received in January 2022) and another $5.0 million milestone payment (which was received in December 2025). Lineage is eligible to receive up to an additional $615.0 million in developmental, regulatory and commercialization milestone payments. Lineage also is eligible for tiered double-digit percentage royalties on net sales of OpRegen in the U.S. and other major markets. All regulatory and commercial milestone payments and royalty payments are subject to the existence of certain intellectual property rights that cover OpRegen at the time such payments would otherwise become due, and the royalty payments on net sales of OpRegen are subject to financial offsets based on the existence of competing products. Roche assumed responsibility for further clinical development and commercialization of OpRegen. Lineage is

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

responsible for completing activities related to its ongoing phase 1/2a clinical study, for which enrollment is complete, and performing certain manufacturing and process development activities.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of each of the $50.0 million upfront payment and the $5.0 million milestone payment it received under the Roche Agreement, or $12.1 million and $1.2 million, respectively, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of June 30, 2026, the aggregate cap amount was approximately $97.2 million. In accordance with obligations under the Innovation Law, Lineage continues to fund CCN to pay the downstream payments to the IIA.

Pursuant to the Second Amended and Restated License Agreement, dated June 15, 2017, between CCN and Hadasit, and a certain letter agreement entered into on December 17, 2021, CCN paid a sublicensing fee to Hadasit of $8.9 million or 21.5% of the $50.0 million upfront payment under the Roche Agreement (subject to certain reductions), and CCN is obligated to pay Hadasit (i) a maximum of 21.5% of all milestone payments Lineage receives under the Roche Agreement (subject to certain reductions, including for costs related to Lineage’s performance obligations under the Roche Agreement), and (ii) up to 50% of all royalty payments (subject to a maximum payment of 5% of net sales of products), Lineage receives under the Roche Agreement. In accordance with the foregoing, in respect of the $5.0 million milestone payment received under the Roche Agreement in December 2025, Lineage funded CCN to pay $1.1 million to Hadasit in January 2026. The letter agreement generally terminates upon the termination of the Roche Agreement. In accordance with the terms of these agreements, the initial sublicensing fee payment to Hadasit was reduced for costs related to Lineage’s performance obligations under the Roche Agreement. To the extent such costs were not incurred within five years after the execution of the Roche Agreement, CCN would have been required to pay Hadasit 21.5% of the amount of costs not incurred; however to date, all such costs have been incurred.

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

Effective June 30, 2025, Lineage determined that it was no longer going to pursue the VAC2 program, and was going to cease development and commercialization of all products under the CRT License Agreement. In conjunction therewith, CRT notified Lineage of CRT’s termination of the CRT License Agreement, which it had the right to do if Lineage ceased all development and commercialization of all products under the CRT License Agreement. Further, in conjunction therewith, Lineage notified Immunomic Therapeutics, Inc. (“ITI”) of the termination of the collaboration agreement that Lineage had entered into with ITI in April 2021 (the “ITI Agreement”) in accordance with its terms. Since June 30, 2025, the Company has abandoned all future development efforts and no longer prosecutes any of the issued patents related to the VAC platform. Accordingly, in June 2025, the Company performed an impairment assessment of the VAC platform IPR&D intangible asset which resulted in a non-cash, pre-tax impairment charge during the quarter ended June 30, 2025 of $14.8 million. Additionally, Lineage recognized the remaining deferred revenue amount of approximately $0.7 million, as of the June 30, 2025 effective date of the termination of the ITI Agreement, since Lineage had no remaining performance obligations under such agreement. See Note 6 (Goodwill and Intangible Assets, Net) to our consolidated financial statements included in this report for additional information.

WDI Collaboration

In August 2025, Lineage and WDI entered into a research collaboration agreement (the “RCA”) to advance the preclinical development of ReSonance (ANP1) for the treatment of hearing loss (the “Project”). WDI has agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the RCA, a portion of which has been expended to date for activities conducted in accordance with a schedule of planned activities and budget agreed to by the parties (the “RCA Budget”). The main objective of the RCA is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the RCA. The nature and scope of the Project, and the RCA Budget, are dynamic and actual program activities and costs may vary during the term from the originally planned activities. Lineage may incur costs in excess or below the original RCA Budget, and any actual program costs incurred that are below the funding designated to Lineage will not result in additional cash inflows to Lineage.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of June 30, 2026, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

HBL Books and Records Request

In April 2023, CCN received a motion for disclosure of documents pursuant to Section 198A of the Israeli Companies Law 5759-1999. The motion was filed in the district court in Tel Aviv-Yafo (the “Court”) by HBL, currently an approximately 5% shareholder of CCN. According to the motion, the requested production of documents was intended to allow HBL to examine the possibility of pursuing a derivative action related to, among other things, the validity of an intercompany Collaboration and License Agreement (the “Intercompany Agreement”) entered into between Lineage and CCN pursuant to which CCN conveyed certain rights and other assets to Lineage, and Lineage agreed to undertake certain liabilities and obligations of CCN relating to the OpRegen program. In its motion, HBL alleged, among other things, that Lineage, in its capacity as CCN’s controlling shareholder, and members of CCN’s board of directors, caused damage to CCN because the Intercompany Agreement was an interested party transaction that was not fairly priced and that exploited CCN’s resources for the benefit of Lineage. The motion sought an order to compel CCN to disclose and deliver to HBL the documents described in the motion, such additional, cumulative, or alternative relief as the Court deemed appropriate, and reimbursement of HBL’s expenses, including attorneys’ fees. The Court held a hearing on the motion in March 2024 after which the parties retained a third-party valuation firm to assess the fairness of the valuation that was performed in support of the Intercompany Agreement. In June 2025, the third-party valuation firm delivered its report stating that, in its opinion, the consideration paid by Lineage to CCN under the Intercompany Agreement was insufficient. The Court subsequently notified the parties that they were to advise the Court whether they had settled the matter between themselves. On January 14, 2026, HBL notified the Court that the parties had failed to reach a settlement and moved the Court to terminate the proceedings in order to potentially initiate separate proceedings. CCN responded to HBL’s motion on February 10, 2026 requesting that the Court deny HBL’s motion. On March 12, 2026, the Court granted HBL’s motion. As of the date of this report, HBL has not initiated any separate proceedings.

Employment Contracts

Lineage has employment agreements with all of its executive officers. Under the provisions of the agreements, Lineage may be required to incur severance obligations for matters relating to changes in control, as defined in the agreements, and involuntary terminations.

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s product candidates and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The term of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with its officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that are intended to limit its financial exposure under certain of the indemnification agreements described in this paragraph. Lineage has not recorded any liabilities for these agreements as of June 30, 2026 or December 31, 2025.

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

Our development programs are based on our proprietary, in-house, cell-based manufacturing platform, which we call AlloSCOPE™ (Allogeneic, Scalable, Consistent, Off-the-shelf, Pluripotent Cell Engineering), and supported by our associated development, formulation, manufacturing, and delivery capabilities. The AlloSCOPE platform is a proprietary differentiation and production modality from which, i) a single, well-characterized pluripotent cell line can create a stable current Good Manufacturing Practice (cGMP) master cell bank (MCB), ii) a vial from our MCB can create a cGMP working cell bank (WCB), and iii) a vial from our WCB can create several hundred to many thousand vials of a final, allogeneic cell-based product, ready for patient dosing. This process can confer consistent, cost-effective, and scalable cell-based production. Importantly, the AlloSCOPE platform can be applied across multiple programs, which we believe could offer advantages in the pursuit of commercially successful, allogeneic and “off the shelf” cell therapies. In some instances, we also apply a proprietary “thaw-and-inject” formulation into our product profiles, which allows for rapid dosing and “immediate use” of our cells. This formulation technology can greatly reduce the lengthy dose preparation steps often associated with certain cell therapy programs. AlloSCOPE “5D” is an application of our AlloSCOPE platform, with the goal of generating large-scale production of pre-differentiated cells with reduced manipulation and passaging, and has been deployed across selected preclinical programs to date.

Our business strategy aims to efficiently leverage our AlloSCOPE platform and our development and manufacturing expertise to create a pipeline of related but discrete cell-based assets, some of which we may advance internally toward commercialization and some of which we may seek to partner during early or late development, if we believe doing so will enhance their probability of success and add value to Lineage and our shareholders. In some cases, the cells we manufacture or plan to manufacture have a clear clinical precedent from cadaveric sources, such as the use of corneal endothelial cells to improve vision in patients with Fuchs’ corneal dystrophy or the well-established use of islet cells to achieve insulin independence in patients with Type 1 Diabetes, each indication already having approved products or procedures in certain jurisdictions. In other cases, the utility of replacing a specific cell or related cells still needs to be established. All of our product candidates are based on our core AlloSCOPE platform, and utilize our extensive expertise in the directed differentiation and scalable production of pluripotent cells into discrete cell types of the human body.

Our pipeline currently includes:

•
OpRegen (RG6501), our most clinically advanced program, an allogeneic retinal pigmented epithelial (RPE) cell replacement therapy currently in Phase 2a development under a worldwide collaboration and license agreement with F. Hoffmann-La Roche Ltd. and Genentech, Inc., a member of the Roche Group (collectively or individually, “Roche” or “Genentech”), for the treatment of geographic atrophy (GA) secondary to dry age-related macular degeneration (dry-AMD).

•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in Phase 1/2a development for the treatment of spinal cord injuries (SCI).
•
ReSonanceTM (ANP1), an allogeneic auditory neuron progenitor cell transplant therapy currently in preclinical development under collaboration with William Demant Invest 2 Aps (WDI) for the treatment of auditory neuropathy.
•
COR1, an allogeneic corneal endothelial cell (CEnC) transplant therapy currently in preclinical development for the treatment of corneal endothelial disease, with applicable indications expected to include Fuchs Endothelial Corneal Dystrophy (FECD) and Bullous Keratopathy.
•
ILT1, a pluripotent cell manufacturing initiative, intended to support the large-scale production of undifferentiated pluripotent cells, which if successful and applied to islet cell differentiation, could support cell transplant treatment candidate for Type 1 Diabetes (T1D).
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

OpRegen Program for Dry-AMD with Geographic Atrophy

OpRegen is currently being evaluated by Roche and Genentech in a Phase 2a multicenter clinical trial in patients with GA secondary to dry-AMD, the “GAlette” study, which is currently open and active at 17 clinical sites in the U.S. and Israel (ClinicalTrials.gov ID NCT05626114). Our earlier Lineage-sponsored Phase 1/2a study has completed enrollment; we continue to perform certain closeout and data analysis related to that study. In addition, we continue to have some manufacturing and process development activities under the Roche Agreement.

In May 2026, Roche and Genentech presented data from the Phase 1/2a study at Foundation Fighting Blindness’ Retinal Therapeutics Innovation Summit 2026. Highlights include that (i) gains in best corrected visual acuity (BCVA) in patients in Cohort 4 (less advanced GA than in other cohorts) measured at month 12 remain evident through month 36; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients who received extensive coverage of OpRegen cell therapy across their GA lesion (n=5), the mean change in BCVA was +9.0 letters for those completing 3-year follow-up (compared to +7.4 letters at 24 months) (Early Treatment Diabetic Retinopathy Study (ETDRS) assessment) and (iv) quantitative analysis of OCT imaging suggest evidence of partial restoration of the retina, including regions with re-appearance of an RPE layer and features associated with recovery of photoreceptors.

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

In July 2026, the first chronic SCI participant treated in the DOSED study was evaluated at their one-year post treatment follow-up appointment, in which neurological stability was observed across motor, sensory and Upper Extremity Motor Score (UEMS) at all measured time points, from baseline through their 1-year assessment.

ReSonance Program for Hearing Loss

Our most advanced preclinical product candidate is ReSonance (ANP1), an allogeneic auditory neuron progenitor cell transplant, currently in preclinical development for the treatment of sensorineural hearing loss. In August 2025, we announced that we entered into the RCA with WDI to advance the preclinical development of ReSonance for the treatment of hearing loss. WDI agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the agreement, for activities conducted in accordance with a schedule of planned activities and budget agreed to by the parties (the “RCA Budget”). Under the RCA Budget, development activities are being jointly conducted and managed by Lineage and scientists from Eriksholm Research Centre, part of Oticon A/S, which is a subsidiary of the Demant Group and an affiliate of WDI, with approximately 65% of the original budget designated to reimburse Lineage for its allocation of work on the Project. Through June 30, 2026, Lineage has received approximately $2.6 million. The main objective of the agreement is for the parties to complete a preclinical phase achieving readiness to potentially progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the agreement. To date, we have successfully completed 3 engineering manufacturing runs, completed the internal technology transfer from our R&D team to our cGMP team, and completed one cGMP manufacturing run which is currently the subject of standard release testing. The parties have also established a novel model of deafening to support ReSonance functional preclinical testing under the collaboration. See Note 13 (Commitments and Contingencies—Collaborations—WDI Collaboration) to our condensed consolidated interim financial statements included in this report for additional information.

COR1 Program for Corneal Endothelial Disease

In March 2026, we announced the launch of our newest cell therapy program, COR1, a corneal endothelial cell (CEnC) therapy in preclinical development for the treatment of corneal endothelial disease. COR1 is a wholly-owned preclinical asset which benefits from our existing ophthalmology and manufacturing expertise and which represents a natural next application of our technology platform.

In July 2026, we reported positive development progress with COR1. Utilizing our AlloSCOPE platform, we successfully achieved seamless precursor bioreactor-based 5D expansion and differentiation to support CEnC production which, together with a thaw-and-inject formulation, can offer a potentially superior product profile and meets our internal criteria for continued preclinical advancement. We recently applied our AlloSCOPE 5D manufacturing process to the COR1 program, which is intended to further reduce production costs. Lineage has also elected to advance the COR1 program into in-vivo animal testing with initial preclinical data expected to be generated in 2026.

Millions of people are potential candidates for corneal transplants for which today there is only one donor for every 70 diseased eyes globally. The current supply of CEnCs from cadaveric sources is further limited by the low availability of organ donors, as well as by inconsistent yield and quality. CEnC therapy from cadaveric sources has already been approved in Japan to treat corneal endothelial disease, providing evidence for the underlying mechanism of action. The cornea is a relatively accessible site for transplantation, with a simple injection-based delivery method and a long clinical track record from donor-based procedures. In addition, the eye offers a degree of immune privilege, potentially reducing the risk of immune rejection.

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

Utilizing our AlloSCOPE platform, we are manufacturing CEnCs with identity, morphological, and functional characteristics that meet our initial internal criteria and support further development. Applicable indications for COR1 are expected to include Fuchs Endothelial Corneal Dystrophy (FECD) and Bullous Keratopathy. Fuchs’ corneal dystrophy is a progressive, often hereditary condition where cells on the inner layer of the cornea die, causing cornea swelling and vision loss. In the advanced setting, DMEK (Descemet’s membrane endothelial keratoplasty) is a surgical option consisting of replacing the diseased cells with a donor graft, often leading to improved vision. As of 2022, FECD affects about 7.3% of adults over the age of 30 globally, with a projected affected patient population expected to rise to approximately 415 million by 2050.

Islet Cell Transplant Manufacturing Initiative

In September 2025, we announced the launch of ILT1, a new manufacturing initiative employing AlloSCOPE 5D platform technology. AlloSCOPE 5D describes an application of AlloSCOPE with the goal of higher scale production of pre-differentiated cells with reduced manipulation and passaging. ILT1 is initially focused on addressing the challenges of large-scale production and aims to produce highly synchronized pluripotent cells, which if successful at a large scale could thereafter be applied to an islet cell differentiation process to ultimately support the production of allogeneic islet cells for a potential treatment for Type 1 Diabetes (T1D). This initiative is focused initially on expanding our existing AlloSCOPE platform to become capable of significantly greater production of undifferentiated pluripotent cells than our current capability, with the overall goal of establishing a production modality that can be applied to islet cell differentiation to ultimately support an islet cell production process from expansion through differentiation in a dynamic culturing system. We believe that if this approach is successful it could potentially solve a major hurdle to production and commercialization of an islet cell therapy product candidate.

During the first half of 2026, we successfully continued to meet our internal milestones for our ILT1 manufacturing initiative, demonstrating a highly scalable and fully suspension-based process for generating undifferentiated pluripotent cells using one of our proprietary and in house cell lines. This initial work was successful at 0.5 liter scale and in the second quarter of 2026 we demonstrated development into a larger multi-liter format, which supports further and continued development. If successful at larger scale, we may seek to demonstrate AlloSCOPE 5D scalability with one or more internal or partner-sourced hypo-immune or non hypo-immune cell lines, suitable to support potential islet cell differentiation and preclinical testing. We additionally may seek to apply insights and process improvements we have learned or may learn through this process to other cell transplant programs, including programs we may launch in the future.

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

Israeli Regional Conflict

All of our manufacturing processes and development, including cell banking and product manufacturing for our cell therapy product candidates, are conducted by our subsidiary, CCN, at its facility in Jerusalem, Israel, and more than two-thirds of our workforce are CCN employees based in that facility. In addition, certain of the clinical trial sites for the OpRegen GAlette study are in Israel.

The 2026 Iran War and the ongoing conflict and hostilities in the Middle East has increased the risk of interruptions to our operations in Jerusalem and to the clinical trial sites for the OpRegen GAlette study in Israel, including due to increased risk of delays in the delivery of supplies and/or equipment, power interruptions, absence of workforce due to military service, cyberattacks, disruptions to transportation and logistics infrastructure, interruption of utility and communications services, and other events beyond our control. As of the date of the filing of this report, our operations in Jerusalem have not been materially or adversely disrupted, and we are not aware of any material disruption to the clinical trial sites for the OpRegen GAlette study in Israel. However, the situation continues to remain volatile, and it is currently not possible to predict the scope, duration or severity of present or future regional instability or its effects on our operations in Jerusalem or on such clinical trial sites. See the risk factor in Item 1A. Risk Factors in Part I of the 2025 10-K titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.”

As a result of safety concerns and in response to government-imposed restrictions on movement and travel and other precautions taken to address the Israeli regional conflict, our operations at our CCN facility in Jerusalem were temporarily impacted in the past. In light of the ongoing conflict and hostilities in the Middle East, similar government-imposed restrictions on movement and travel and other precautions may be implemented, which could materially and adversely affect our operations in Jerusalem. In addition, a number of our CCN employees in Israel are members of the military reserves and subject to immediate call-up in response to regional instability.

Male Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. Several employees in Israel, including CCN’s chief executive officer, were activated for military duty in the past, and they and other employees may be activated for military duty in the future, which could adversely impact our operations. The general impact on employees operating in a region of conflict could also adversely impact our operations. Although we have business continuity plans in place to address medium- or long-term disruptions that could result from regional instability, those plans are limited and do not account for every possible scenario, and in addition, any long-term closure of our CCN facility, or if that facility were damaged, or if hostilities otherwise disrupt operations at that facility, or if a meaningful number of employees are unable to work for significant portions of time, our operations would be materially and adversely impacted.

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

Macroeconomic, Political, and Regulatory Environment Considerations

Our business, financial condition, operating results, stock price, and our ability to raise additional capital may be adversely affected by evolving macroeconomic, political, and regulatory developments and conditions, such as inflation, trade disruptions and restrictive measures, including tariffs, high interest rates, slowed economic growth or recession, federal spending reductions and sequestration risks, volatility in financial markets, liquidity concerns at financial institutions, supply chain disruptions, changes in the regulatory landscape in the U.S., including due to significant reductions in funding and staffing of federal agencies and changes in leadership, and geopolitical factors. Further, third parties with whom we have business relationships, including clinical sites, financial institutions, and our collaborators, may be adversely affected by the foregoing risks, which could directly impact our ability to achieve our operating goals within planned timelines and budgets.

In addition, there may be significant future effects on the pharmaceutical and biopharmaceutical industries as a result of federal policy and regulatory changes, including in areas relating to regulatory framework and oversight, research and development funding, drug pricing reform, global trade policy and tariffs, and others. Executive branch cost-cutting initiatives have resulted in significant reductions in staffing levels at the FDA and other governmental agencies. These reductions have impacted, and may continue to impact, agencies’ ability to retain key personnel and hire additional personnel, which may disrupt their ability to perform routine activities or function in the normal course. For example, with respect to the FDA, this may result in delays or limitations on our ability to obtain guidance from agency staff and slow review times for applications we submit with respect to clinical studies, any of which could negatively impact the cost and timelines for developing and obtaining regulatory approval of our product candidates. Moreover, the current U.S. presidential administration has taken and may take additional future actions to freeze or reduce federal funding for medical research, which could decrease the ability of facilities that rely on such funding to conduct clinical trials or increase the costs to us of conducting clinical trials at those facilities. Given the rapidly evolving nature of federal policy, enforcement, and regulatory changes, we cannot reasonably predict the potential impact on our business at this time.

Critical Accounting Policies and Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations in the 2025 10-K and our audited financial statements and notes thereto for the year ended December 31, 2025 in Part II, Item 8 of the 2025 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended June 30, 2026.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenues

The following table shows our revenues for the periods presented (amounts in thousands except percentages):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Collaboration revenues	$943	$2,532	$(1,589)	(63)%	$2,518	$3,802	$(1,284)	(34)%
Royalties, license and other revenues	126	233	(107)	(46)%	276	465	(189)	(41)%
Total revenues	$1,069	$2,765	$(1,696)	(61)%	$2,794	$4,267	$(1,473)	(35)%

For the three months ended June 30, 2026, the $1.7 million decrease in total revenues as compared to the prior year was primarily attributable to a $1.6 million decrease in collaboration revenues and a decrease of approximately $0.1 million in royalty revenue. Within the decrease in collaboration revenues, $1.1 million was attributable to the Roche Agreement, reflective of measured progress toward completion of the first performance obligation. The remaining decrease was largely comprised of approximately $0.7 million related to deferred revenue recognized upon the termination of the license agreement with Immunomic Therapeutics, Inc., in the second quarter of 2025, partially offset by a $0.3 million increase in collaboration revenues related to our research collaboration agreement with WDI.

For the six months ended June 30, 2026, the $1.5 million decrease in total revenues as compared to the prior year was primarily attributable to a $1.3 million decrease in collaboration revenues and a decrease of approximately $0.2 million in royalty revenue. Within the decrease in collaboration revenues, $1.4 million was attributable to the Roche Agreement, reflective of measured progress toward completion of the first performance obligation. The remaining decrease was largely comprised of approximately $0.7 million related to deferred revenue recognized in the prior year upon the termination of the license agreement with Immunomic Therapeutics, Inc., partially offset by a $0.9 million increase in collaboration revenues related to our research collaboration agreement with WDI.

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

The following table shows our operating expenses for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Cost of royalties	$—	$39	$(39)	(100)%	$—	$75	$(75)	(100)%
Research and development	4,774	3,106	1,668	54%	9,008	6,220	2,788	45%
General and administrative	5,218	4,560	658	14%	10,302	9,417	885	9%
Loss on impairment of intangible asset	—	14,840	(14,840)	(100)%	—	14,840	(14,840)	(100)%
Total operating expenses	$9,992	$22,545	$(12,553)	(56)%	$19,310	$30,552	$(11,242)	(37)%

The following table shows the amount of our total research and development expenses allocated to our product candidates and potential product candidates for the periods presented (amounts in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amount		Percent of Total		Amount		Percent of Total
	2026	2025	2026	2025	2026	2025	2026	2025
OpRegen®	$832	$1,451	17%	47%	$2,153	$2,804	25%	45%
OPC1	987	828	21%	27%	2,290	1,815	25%	29%
ReSonance	1,281	730	26%	23%	2,193	1,473	24%	24%
COR1	599	—	13%	0%	924	—	10%	0%
ILT1	253	—	5%	0%	415	—	5%	0%
RND1	550	—	12%	0%	582	32	6%	1%
Other programs and non-program expenses	272	97	6%	3%	451	96	5%	1%
Total research and development expenses	$4,774	$3,106	100%	100%	$9,008	$6,220	100%	100%

Research and development expenses. For the three months ended June 30, 2026, the $1.7 million increase in research and development expenses as compared to the prior year was primarily driven by $1.6 million for our preclinical programs and other undisclosed programs, $0.5 million for our ReSonance program, and $0.2 million for our OPC1 program, partially offset by a $0.6 million decrease for our OpRegen program.

For the six months ended June 30, 2026, the $2.8 million increase in research and development expenses as compared to the prior year was primarily driven by $2.2 million for our preclinical programs and other undisclosed programs, $0.7 million for our ReSonance program, $0.5 million for our OPC1 program, partially offset by a $0.6 million decrease for our OpRegen program.

General and administrative expenses. For the three months ended June 30, 2026, the $0.7 million increase in general and administrative expenses as compared to the prior year was primarily attributable to $0.3 million for personnel costs and $0.3 million for stock-based compensation expense.

For the six months ended June 30, 2026, the $0.9 million increase in general and administrative expenses as compared to the prior year was primarily attributable to approximately $0.7 million for personnel costs and $0.2 million for stock-based compensation expense.

Loss on impairment of intangible asset. In the second quarter of 2025, we abandoned the VAC platform and its related research and development efforts, and concluded the IPR&D asset had no alternative future use. Consequently, we derecognized the intangible asset and recorded a non-cash pre-tax impairment charge of $14.8 million within total operating expenses of the consolidated statement of operations. See Note 6 (Goodwill and Intangible Assets, net) and Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information. No comparable expense was recorded for the six months ended June 30, 2026.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, for the periods presented (in thousands):

	Three Months Ended June 30,		Dollar Increase	Percent Increase	Six Months Ended June 30,		Dollar Increase	Percent Increase
Other income (expenses)	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Interest income, net	$378	$454	$(76)	(17)%	$783	$932	$(149)	(16)%
Gain (loss) on marketable equity securities, net	—	(2)	2	100%	24	(7)	31	443%
Change in fair value of warrant liability	9,443	(12,740)	22,183	174%	11,767	(10,435)	22,202	213%
Foreign currency transaction gain, net	664	1,678	(1,014)	(60)%	714	1,447	(733)	(51)%
Other income (expense), net	(18)	26	(44)	(169)%	(17)	(159)	142	89%
Total other income (expenses)	$10,467	$(10,584)	$21,051	199%	$13,271	$(8,222)	$21,493	261%

Interest income, net. For both the three and six months ended June 30, 2026, the decrease in interest income, net, was attributable to lower interest rates, despite higher average cash and marketable debt securities balances.

Gain (loss) on marketable equity securities, net. We expect our net gain or loss on marketable equity securities to fluctuate each reporting period based on the changes in the market price of marketable equity securities held by us, which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These marketable equity securities are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and six months ended June 30, 2026 and 2025, the change in the values of our marketable equity securities was de minimis and primarily related to changes in the fair market value of such securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding, and at the time of each warrant exercise, using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are non-cash adjustments recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three and six months ended June 30, 2026 and 2025, the change in the fair value of the warrants was primarily driven by fluctuations in the Company’s common share price during these periods.

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

Other income (expenses), net. For the three months ended June 30, 2026 and 2025, the change in other income (expenses) as compared to the prior year was de minimis. For the six months ended June 30, 2026 and 2025, the change in other expense as compared to the prior year was related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO in January 2025; there was no comparable expense incurred in the six months ending June 30, 2026.

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2025, Lineage released the valuation allowance associated with its Israeli subsidiary’s deferred tax assets based on sustained profitability and other positive evidence. Lineage continues to maintain a full valuation allowance against its U.S. and Singapore deferred tax assets due to the uncertainty of realizing future tax benefits from net operating loss carryforwards and other deferred tax assets in those jurisdictions. Lineage did not record a deferred tax benefit or provision expense for either of the three or six months ended June 30, 2026 or 2025.

Liquidity and Capital Resources

Overview

As of June 30, 2026, we had $50.8 million in cash, cash equivalents and marketable securities, and our accumulated deficit was $470.3 million. For the six months ended June 30, 2026, we incurred a loss from operations of $16.5 million and had negative cash flow from operations of $15.3 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(15,322)	$(10,425)
Investing activities	1,634	1,889
Financing activities	10,027	4,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	254	220
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,407)	$(3,579)

Cash Used In Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $15.3 million and consisted of a net loss of $3.2 million plus the net changes in operating assets and liabilities of approximately $2.5 million and $9.6 million in non-cash adjustments. The net changes in operating assets and liabilities were primarily due to a $2.1 million reduction in accounts payable and accrued liabilities and a $1.7 million reduction in deferred revenues, partially offset by a $1.3 million increase in accounts receivable and prepaid expenses and other current assets. The non-cash adjustments were primarily due to a $11.8 million change in the fair value of the warrant liability, partially offset by $2.8 million for stock based compensation.

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

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2026 was $1.6 million and primarily consisted of proceeds from maturities of U.S. Treasury securities, net of cash used to purchase U.S. Treasury securities.

Cash provided by investing activities for the six months ended June 30, 2025 was $1.9 million and primarily consisted of proceeds from maturities of U.S. Treasury securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $10.0 million and primarily consisted of net proceeds from the sale of common shares under our at-the-market offering program as well as proceeds from the exercise of options and warrants.

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

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of June 30, 2026, the aggregate cap amount was approximately $97.2 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. In December 2025, Lineage funded CCN to pay the IIA 24.1% of the $5.0 million received from Roche upon the achievement of the first milestone under the Agreement. As of June 30, 2026, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, developmental, regulatory and/or commercial milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain developmental, regulatory and/or commercial milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products or of products covered by the in-licensed intellectual property, including those related to the Roche Agreement. In January 2026, Lineage funded CCN to pay Hadasit 21.5% of the $5.0 million received from Roche upon the achievement of the first milestone under the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of June 30, 2026, we have not included these future commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of June 30, 2026, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $2.0 million of rent payments will become due, of which $0.2 million will become due in the remainder of 2026.

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

In March 2026, we received $5.4 million in proceeds from the exercise of warrants issued in our November 2024 RDO. We may receive up to an additional $30.2 million in gross proceeds upon the full cash exercise of the warrants we issued to the investors in the November 2024 RDO. However, no assurances can be given as to the extent to which additional warrants will be exercised. As of June 30, 2026, $55.4 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

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

We believe that our $50.8 million in cash, cash equivalents and marketable securities at June 30, 2026, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, marketable securities, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

LINEAGE CELL THERAPEUTICS, INC.

Date: August 6, 2026	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: August 6, 2026	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer