Form 10-Q
period 2026-09-30
Lineage Cell Therapeutics, Inc.
filed 2026-11-12
CIK 876343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of common shares outstanding as of November 9, 2026 was 252,954,764.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,499	$40,791
Marketable securities	18,677	14,990
Accounts receivable	1,333	891
Prepaid expenses and other current assets	1,265	2,485
Total current assets	47,774	59,157

NONCURRENT ASSETS
Property and equipment, net	2,378	2,566
Operating lease right-of-use assets	1,696	2,131
Deposits and other long-term assets	583	558
Goodwill	10,672	10,672
Intangible assets, net	31,700	31,700
Deferred tax asset, net	5,307	5,800
TOTAL ASSETS	$100,110	$112,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,610	$7,181
Operating lease liabilities, current portion	954	816
Finance lease liabilities, current portion	33	37
Deferred revenues, current portion	1,422	3,333
Total current liabilities	8,019	11,367

LONG-TERM LIABILITIES
Deferred tax liability, net	14	22
Deferred revenues, net of current portion	12,339	12,377
Operating lease liabilities, net of current portion	1,036	1,534
Finance lease liabilities, net of current portion	6	32
Warrant liabilities	12,753	43,906
TOTAL LIABILITIES	34,167	69,238

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred shares, no par value, 2,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common shares, no par value, 450,000 shares authorized as of September 30, 2026 and December 31, 2025; 252,907 and 243,122 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	537,420	515,467
Accumulated other comprehensive loss	(4,261)	(3,920)
Accumulated deficit	(466,096)	(466,998)
Lineage's shareholders’ equity	67,063	44,549
Noncontrolling deficit	(1,120)	(1,203)
Total shareholders’ equity	65,943	43,346
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,110	$112,584

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Collaboration revenues	$1,349	$3,544	$3,867	$7,346
Royalties, license and other revenues	85	137	361	602
Total revenues	1,434	3,681	4,228	7,948

OPERATING EXPENSES:
Cost of royalties	5	5	5	80
Research and development	3,818	3,271	12,826	9,491
General and administrative	4,925	4,191	15,227	13,608
Loss on impairment of intangible asset (Note 6 and Note 13)	—	—	—	14,840
Total operating expenses	8,748	7,467	28,058	38,019
Loss from operations	(7,314)	(3,786)	(23,830)	(30,071)

OTHER INCOME (EXPENSES):
Interest income, net	376	366	1,159	1,298
Gain (loss) on marketable equity securities, net	(8)	6	16	(1)
Change in fair value of warrant liability	11,944	(26,557)	23,711	(36,992)
Foreign currency transaction gain (loss), net	(284)	219	430	1,666
Other income (expense), net	—	—	(17)	(159)
Total other income (expenses)	12,028	(25,966)	25,299	(34,188)

INCOME (LOSS) BEFORE INCOME TAXES	4,714	(29,752)	1,469	(64,259)

Income tax expense	(484)	—	(484)	—

NET INCOME (LOSS)	4,230	(29,752)	985	(64,259)

Net (income) loss attributable to noncontrolling interest	2	(29)	(83)	(125)

NET INCOME (LOSS) ATTRIBUTABLE TO LINEAGE	$4,232	$(29,781)	$902	$(64,384)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO LINEAGE:
Basic	$0.02	$(0.13)	$—	$(0.28)
Diluted	$(0.03)	$(0.13)	$(0.09)	$(0.28)

WEIGHTED-AVERAGE COMMON SHARES USED TO COMPUTE NET INCOME (LOSS) PER COMMON SHARE:
Basic	252,907	228,853	249,174	227,765
Diluted	259,075	228,853	261,217	227,765

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$4,230	$(29,752)	$985	$(64,259)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	214	(189)	(331)	(1,406)
Unrealized gain (loss) on marketable debt securities	(2)	1	(10)	(4)
COMPREHENSIVE INCOME (LOSS)	4,442	(29,940)	644	(65,669)
Comprehensive (income) loss attributable to noncontrolling interest	2	(29)	(83)	(125)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LINEAGE COMMON SHAREHOLDERS	$4,444	$(29,969)	$561	$(65,794)

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Three Months Ended September 30, 2026
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2026	252,907	$535,717	$(470,328)	$(1,118)	$(4,473)	$59,798
Stock-based compensation	—	1,703	—	—	—	1,703
Unrealized loss on marketable debt securities	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	214	214
Net income (loss)	—	—	4,232	(2)	—	4,230
BALANCE - September 30, 2026	252,907	$537,420	$(466,096)	$(1,120)	$(4,261)	$65,943

Three Months Ended September 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - June 30, 2025	228,356	$490,551	$(438,068)	$(1,273)	$(4,098)	$47,112
Shares issued through ATM financing	1,000	1,315	—	—	—	1,315
Financing related fees	—	(42)	—	—	—	(42)
Shares issued upon exercise of stock options	622	646	—	—	—	646
Shares issued upon exercise of warrants	350	319	—	—	—	319
Derivative warrant liability reclassified to share capital on exercise of warrants	—	187	—	—	—	187
Stock-based compensation	—	1,199	—	—	—	1,199
Unrealized gain on marketable debt securities	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	(189)	(189)
Net income (loss)	—	—	(29,781)	29	—	(29,752)
BALANCE - September 30, 2025	230,328	$494,175	$(467,849)	$(1,244)	$(4,286)	$20,796

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(UNAUDITED)

Nine Months Ended September 30, 2026
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2025	243,122	$515,467	$(466,998)	$(1,203)	$(3,920)	$43,346
Shares issued through ATM financing	3,600	4,607	—	—	—	4,607
Financing related fees	—	(153)	—	—	—	(153)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	44	(40)	—	—	—	(40)
Shares issued upon exercise of stock options	220	233	—	—	—	233
Shares issued upon exercise of warrants	5,921	5,388	—	—	—	5,388
Derivative warrant liability reclassified to share capital upon exercise of warrants	—	7,442	—	—	—	7,442
Stock-based compensation	—	4,476	—	—	—	4,476
Unrealized loss on marketable debt securities	—	—	—	—	(10)	(10)
Foreign currency translation adjustment, net of tax	—	—	—	—	(331)	(331)
Net income	—	—	902	83	—	985
BALANCE - September 30, 2026	252,907	$537,420	$(466,096)	$(1,120)	$(4,261)	$65,943

Nine Months Ended September 30, 2025
					Accumulated
					Other	Total
	Common Shares		Accumulated	Noncontrolling	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Deficit	Income / (Loss)	Equity
BALANCE - December 31, 2024	220,416	$484,722	$(403,465)	$(1,369)	$(2,876)	$77,012
Shares issued through registered direct financing	7,895	3,795	—	—	—	3,795
Shares issued through ATM financing	1,000	1,315	—	—	—	1,315
Financing related fees	—	(448)	—	—	—	(448)
Shares issued upon vesting of restricted stock units, net of shares retired to pay employees’ taxes	45	(15)	—	—	—	(15)
Shares issued upon exercise of stock options	622	646	—	—	—	646
Shares issued upon exercise of warrants	350	319	—	—	—	319
Derivative warrant liability reclassified to share capital upon exercise of warrants	—	187	—	—	—	187
Stock-based compensation	—	3,654	—	—	—	3,654
Unrealized loss on marketable debt securities	—	—	—	—	(4)	(4)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,406)	(1,406)
Net income (loss)	—	—	(64,384)	125	—	(64,259)
BALANCE - September 30, 2025	230,328	$494,175	$(467,849)	$(1,244)	$(4,286)	$20,796

See accompanying notes to the condensed consolidated interim financial statements.

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to Lineage	$902	$(64,384)
Net income attributable to noncontrolling interest	83	125
Adjustments to reconcile net income (loss) attributable to Lineage Cell Therapeutics, Inc. to net cash used in operating activities:
Issuance costs for common stock warrant liabilities	—	183
Loss on impairment of intangible asset	—	14,840
(Gain) loss on marketable equity securities, net	(16)	1
Accretion of income on marketable debt securities	(402)	(10)
Depreciation and amortization expense	577	513
Change in right-of-use assets and liabilities	66	(41)
Stock-based compensation	4,476	3,654
Change in fair value of warrant liability	(23,711)	36,992
Income tax expense	484	—
Foreign currency remeasurement	(471)	(1,721)
Loss on disposal of assets	31	—
Changes in operating assets and liabilities:
Accounts receivable	(371)	511
Prepaid expenses and other current assets	1,461	1,077
Accounts payable and accrued liabilities	(2,102)	(188)
Deferred revenue	(1,949)	(5,593)
Net cash used in operating activities	(20,942)	(14,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable debt securities	(29,796)	—
Maturities of marketable debt securities	26,520	2,000
Purchase of equipment	(237)	(123)
Net cash (used in) provided by investing activities	(3,513)	1,877

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee options exercised	233	487
Proceeds from exercise of warrants	5,388	319
Common shares received and retired for employee taxes paid	(40)	(15)
Proceeds from sale of common shares under ATM, net of offering costs	4,454	1,276
Proceeds from sale of common shares with warrants under registered direct financing, net of offering costs	—	5,232
Payment of financed insurance premium	—	(684)
Payment of finance lease liabilities	(31)	(44)
Net cash provided by financing activities	10,004	6,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	173	216
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,278)	(5,377)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
At beginning of the period	41,324	46,354
At end of the period	$27,046	$40,977

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3	$27

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment expenditures in accounts payable	$89	$25
Fair value of warrant liability recognized upon issuance in registered direct financing	$—	$2,205
Derivative warrant liability reclassified to equity on exercise of warrants	$7,442	$187
Receivable from exercise of stock options	$—	$159

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD:
Cash and cash equivalents	$26,499	$40,463
Restricted cash included in deposits and other long-term assets (see Note 13 (Commitments and Contingencies))	547	514
Total cash, cash equivalents, and restricted cash	$27,046	$40,977

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

Our development programs are based on our proprietary, in-house, cell-based manufacturing platform, which we call AlloSCOPE™ (Allogeneic, Scalable, Consistent, Off-the-shelf, Pluripotent Cell Engineering), and supported by our associated development, formulation, manufacturing, and delivery capabilities. Our business strategy aims to efficiently leverage our patented AlloSCOPE platform and our development and manufacturing expertise to create a pipeline of related but discrete cell-based assets, some of which we may advance internally toward commercialization and some of which we may seek to partner during early or late development, if we believe doing so will enhance their probability of success and add value to Lineage and our shareholders.

Our pipeline currently includes: (i) OpRegen® cell therapy, a retinal pigment epithelial cell therapy in Phase 2a development under a worldwide collaboration with Roche and Genentech, a member of the Roche Group, for the treatment of geographic atrophy secondary to age-related macular degeneration; (ii) HUNT1, a pluripotent stem cell derived, neural cell therapy in Phase 1b/2a development for the treatment of Huntington’s Disease; (iii) OPC1, an oligodendrocyte progenitor cell therapy in Phase 1/2a development for the treatment of spinal cord injuries; (iv) COR1, a corneal endothelial disease cell therapy in preclinical development for the potential treatment of corneal endothelial disease; (v) ReSonance® (ANP1), an auditory neuronal progenitor cell therapy in preclinical development under a collaboration with William Demant Invest A/S for the potential treatment of auditory neuropathy; (vi) ILT1, an islet cell therapy focused on the issue of large-scale production of undifferentiated pluripotent cells, which if successful and applied to an islet cell differentiation protocol could be evaluated for the production of islet cells for the potential treatment of Type 1 Diabetes; (vii) RND1, a novel hypoimmune induced pluripotent stem cell line being evaluated for development under a gene editing partnership; and (viii) PNC1, a photoreceptor neural cell therapy research initiative being evaluated for development for the potential treatment of vision loss due to photoreceptor dysfunction or damage.

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

Segments and Principles of Consolidation

Our chief operating decision maker (“CODM”), our Chief Executive Officer, manages our business activities as a single operating and reportable segment at the consolidated level. The information in our condensed consolidated interim financial statements is the only financial information regularly provided to our CODM and there are no other significant expense categories regularly reviewed by our CODM. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources and assess performance. Further, our CODM reviews and utilizes revenue and functional expenses (cost of royalties, research and development, general and administrative, and loss on impairment of intangible asset) at the consolidated level to manage our operations. Other segment items included in consolidated net income (loss) are interest income, gain (loss) on marketable equity securities, change in fair value of

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

warrant liability, foreign currency transaction gain (loss), and other income (expense), and the provision for income tax (if applicable), which are reflected in the condensed consolidated statements of operations.

The following table reflects Lineage’s ownership, directly or through one or more subsidiaries, of the outstanding shares of its operating subsidiaries as of September 30, 2026:

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

Liquidity

On September 30, 2026, we had $45.2 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to enable us to carry out our planned operations through at least twelve months from the issuance date of our accompanying condensed consolidated interim financial statements.

Capital Resources

Since inception, we have incurred significant operating losses and have funded our operations primarily through the issuance of equity securities, the sale of common stock of our former subsidiaries, receipt of proceeds from research grants, revenues from collaborations, royalties from product sales, and sales of research products and services.

As of September 30, 2026, we had $18.7 million of marketable securities. We may use our marketable securities for liquidity as necessary and as market conditions allow. See Note 4 (Marketable Securities) for additional information.

Additional Capital Requirements

Our financial obligations primarily consist of obligations to licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under contracts with vendors who provide research services and purchase commitments with suppliers.

Our obligations to licensors under license agreements and our obligations related to grants received from government entities require us to make future payments, such as sublicense fees, milestone payments, redemption fees, royalty fees and patent maintenance fees. Sublicense fees are payable to licensors or government entities when we sublicense the applicable intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments, including those related to the worldwide collaboration with Roche (“Roche Agreement”), are due to licensors or government entities upon achievement of commercial, development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of milestone payments and royalties received under the Roche Agreement. See Note 13 (Commitments and Contingencies) for additional information. Royalties, including those related to royalties we may receive under the Roche Agreement, are payable to licensors or government entities based on a percentage of net sales of licensed products. Patent maintenance fees are payable to licensors as reimbursement for the cost of maintaining license patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements are uncertain and may fluctuate significantly from period to period. As of September 30, 2026, we had not included these commitments on our condensed consolidated balance sheet because the achievement of events that would trigger our payment obligations and the timing thereof were not fixed and determinable.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

We describe our significant accounting policies in Note 2 to the consolidated financial statements in Item 8 of the 2025 10-K. There have been no changes to our significant accounting policies during the nine months ended September 30, 2026.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Our disaggregated revenues were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues under collaborative agreements
Upfront license fees (1)	$473	$1,762	$1,933	$5,564
Event-based milestones and other collaborative revenue (2)	876	1,782	1,934	1,782
Total revenues under collaborative agreements	1,349	3,544	3,867	7,346
Royalties, license and other revenues (3)	85	137	361	602

Total revenue	$1,434	$3,681	$4,228	$7,948

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
(2)
Of the event-based milestones and other collaborative revenue recognized recognized each nine month period, $254,000 and zero were included within deferred revenues as contract liabilities as of January 1, 2026 and 2025, respectively.
(3)
Of the royalties, license and other revenues recognized each nine month period, $42,000 and $28,000 were included within deferred revenues as contract liabilities as of January 1, 2026 and 2025, respectively.

For contracts with customers, including collaboration partners which are within the scope of Topic 606, the aggregate amount of the transaction price allocated to remaining performance obligations as of September 30, 2026 was $18.2 million, of which $13.8 million is reported as deferred revenues. The $18.2 million is estimated to be substantially recognized as revenue by December 2027.

Accounts receivable and deferred revenues (contract liabilities) from contracts with customers, including collaboration partners, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable - beginning of the year	$891	$638
Accounts receivable - end of the period	$1,333	$891

Contract assets (1)
Beginning of the year	$671	$—
End of the period	$—	$671

Contract liabilities
Deferred revenues - beginning of the year	$15,710	$21,821
Deferred revenues - end of the period	$13,761	$15,710

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

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. Marketable Securities

The following table summarizes the fair value of marketable securities held by the Company and their location in the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2026	December 31, 2025
Marketable debt securities
Included within cash and cash equivalents	$4,742	$10,282
Included within marketable securities	$18,645	$14,973
Marketable equity securities
Included within marketable securities	$32	$17

Marketable Debt Securities

The following tables summarize the available-for-sale debt securities classified within cash and cash equivalents and within marketable securities in the Company’s condensed consolidated balance sheet (in thousands):

	September 30, 2026
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$23,390	$—	$(3)	$23,387
Total	$23,390	$—	$(3)	$23,387

	December 31, 2025
Financial Assets:	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$25,248	$7	$—	$25,255
Total	$25,248	$7	$—	$25,255

The Company has not recognized an allowance for credit losses on any securities in an unrealized loss position as of September 30, 2026 or December 31, 2025. The Company believes that any individual unrealized losses represent temporary declines resulting from changes in interest rates, and do not reflect a deterioration of the credit quality of the issuer. The Company does not intend to sell these securities before their maturity, and does not anticipate that these securities will be required to be sold before recovery. The cost basis of the available-for-sale debt securities upon sale or maturity is determined using the specific identification method.

At September 30, 2026, the amortized cost and estimated fair value of the Company’s available-for-sale debt securities by contractual maturity are shown below (in thousands):

Available-for-sale debt securities maturing:	Amortized Cost	Estimated Fair Value
In one year or less	$23,390	$23,387
Total available-for-sale debt securities	$23,390	$23,387

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table represents the realized and unrealized gain (loss) on marketable equity securities for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) on marketable equity securities, net	$(8)	$6	$16	$(1)
Less: Loss recognized in earnings on marketable equity securities sold	—	—	—	—
Unrealized gain (loss) recognized on marketable equity securities held at end of period, net	$(8)	$6	$16	$(1)

5. Property and Equipment, Net

At September 30, 2026 and December 31, 2025, property and equipment, net was comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment, furniture and fixtures	$5,369	$5,280
Leasehold improvements	2,916	2,749
Right-of-use assets - finance lease	226	221
Accumulated depreciation and amortization	(6,133)	(5,684)
Property and equipment, net	$2,378	$2,566

Depreciation and amortization expense was $202,000 and $178,000 for the three months ended September 30, 2026 and 2025, respectively, and $577,000 and $513,000 for the nine months ended September 30, 2026 and 2025, respectively. These amounts include amortization expense for right-of-use finance lease assets of $9,000 and $15,000 for the three months ended September 30, 2026 and 2025, respectively, and $30,000 and $43,000 for the nine months ended September 30, 2026 and 2025, respectively.

6. Goodwill and Intangible Assets, Net

At September 30, 2026 and December 31, 2025, goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Goodwill (1)	$10,672	$10,672

Intangible assets:
Acquired IPR&D – OPC1 (from the Asterias Merger)	$31,700	$31,700
	31,700	31,700
Intangible assets subject to amortization:
Acquired patents	18,953	18,953
Acquired royalty contracts (2)	650	650
Accumulated amortization (3)	(19,603)	(19,603)
Intangible assets, net	$31,700	$31,700

(1)
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in connection with our acquisition of Asterias Biotherapeutics, Inc. (“Asterias”) in March 2019 (the “Asterias Merger”). The Company conducted a qualitative goodwill assessment for the second quarter of 2025 and took into consideration the impairment of the VAC indefinite-lived intangible asset. After assessing the totality of relevant events and circumstances, there was no impairment to the goodwill carrying value as of June 30, 2025, and through September 30, 2026, the Company has not recognized any goodwill impairment.
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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7. Accounts Payable and Accrued Liabilities

At September 30, 2026 and December 31, 2025, accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$1,636	$2,341
Accrued compensation	3,185	3,744
Accrued liabilities	789	1,096
Total	$5,610	$7,181

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

The carrying value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to their relative short maturities. We measure our cash equivalents, marketable securities and our liability classified warrants at fair value on a recurring basis. The fair values of such assets and liabilities were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements Using
	Balance at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund (1)	$14,777	$14,777	$—	$—
Marketable debt securities (1)	4,742	4,742	—	—
Marketable debt securities	18,645	18,645	—	—
Marketable equity securities (2)	32	32	—	—
Total assets measured at fair value	$38,196	$38,196	$—	$—
Liabilities:
Warrant liabilities (3)	$12,753	$—	$—	$12,753
Total liabilities measured at fair value	$12,753	$—	$—	$12,753

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

The following table sets forth a summary of changes to Level 3 fair value measurements (in thousands):

Common Share Warrant Liabilities	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Balance - beginning of the year	$43,906	$6,161
Issued	—	2,205
Change in fair value of warrant liability recognized in the consolidated statement of operations	(23,711)	36,992
Derivative warrant liability reclassified to equity upon exercise of warrants	(7,442)	(187)
Balance - end of the period	$12,753	$45,171

Level 3 inputs - Significant assumptions used in valuing the warrant liabilities were as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Expected stock price volatility	67.42% - 81.37%	71.78% - 77.23%
Risk-free interest rate	3.51% - 4.76%	3.61% - 4.25%
Expected dividend yield	—	—
Expected term (in years)	1.64 - 2.22	2.64 - 3.32

The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock. The risk-free interest rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the warrants. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock. The expected term represents the period from the date of warrant issuance to May 21, 2028. At each reporting period end date, the expected

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

term is reduced to reflect the remaining term of the warrants. Because the term of the warrants could expire earlier than May 21, 2028 upon the occurrence of a future event and subject to specified conditions being satisfied, the expected term could be shortened in subsequent periods. See Note 10 (Shareholders’ Equity) for additional information regarding the warrants.

9. Related Party Transactions

In January 2025, we sold 7,894,737 common shares and an accompanying warrant to purchase up to 7,894,737 common shares to Broadwood Partners, L.P. (“Broadwood Partners”), an affiliate of Neal Bradsher, a member of our board of directors. See Note 10 (Shareholders’ Equity) for additional information regarding such offering.

10. Shareholders’ Equity

Preferred Shares

Lineage is authorized to issue 2,000,000 preferred shares. The preferred shares may be issued in one or more series as the Lineage board of directors may determine by resolution. The Lineage board of directors is authorized to fix the number of shares of any series of preferred shares and to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed on the preferred shares as a class, or upon any wholly unissued series of any preferred shares. The Lineage board of directors may, by resolution, increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series of preferred shares subsequent to the issue of shares of that series. There were no preferred shares issued or outstanding as of either September 30, 2026 or December 31, 2025.

Common Shares

Lineage is authorized to issue 450,000,000 common shares. As of September 30, 2026 and December 31, 2025, there were 252,907,464 and 243,121,801 common shares issued and outstanding, respectively. See Note 14 (Subsequent Events) for additional information regarding common shares issued in connection with the acquisition of NeuroAirmid Therapeutics, Inc.

At-The-Market Offering Program

In March 2024, Lineage entered into a sales agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., as sales agent (“Sales Agent”), under which Lineage may offer and sell its common shares from time to time through an ATM program.

During the nine months ended September 30, 2026, 3.6 million common shares were sold under the ATM program at a weighted average price per share of $1.28 for gross proceeds of $4.6 million. These common shares were sold during the second quarter of 2026. During the three and nine months ended September 30, 2025, 1.0 million common shares were sold under the ATM program at a weighted average price per share of $1.32 for gross proceeds of $1.3 million.

Lineage agreed to pay Sales Agent a commission of up to 3.0% of the aggregate gross proceeds from the sale of shares under the ATM Sales Agreement, reimburse its legal fees and disbursements, and provide Sales Agent with customary indemnification and contribution rights. The ATM Sales Agreement may be terminated by Sales Agent or Lineage at any time upon notice to the other party, or by Sales Agent at any time in certain circumstances, including the occurrence of a material and adverse change in Lineage’s business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

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

Summary of Common Stock Warrant Activity and Outstanding

The following roll-forward presents the Company’s common stock warrants outstanding as of September 30, 2026 (in thousands, except per share amounts):

	Number of Warrants Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	41,097	$0.91
Warrants exercised	(5,921)	$0.91
Balance at September 30, 2026	35,176	$0.91

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

Subject to adjustment for certain changes in our capitalization, the aggregate number of our common shares that may be issued under the 2021 Plan will not exceed the sum of (i) 54,500,000 shares and (ii) the number of shares subject to awards granted under the Lineage Cell Therapeutics Inc. 2012 Equity Incentive Plan (the “2012 Plan”) that were outstanding when the 2021 Plan initially became effective in 2021 and are not issued because such awards expire or otherwise terminate. As a result of the approval of the 2021 Plan by our shareholders in 2021, no additional awards will be granted under the 2012 Plan. As of September 30, 2026, there were 26,481,253 shares available for grant under the 2021 Plan.

A summary of activity under the 2021 Plan is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	23,182	$1.07	7.87	$13,898
Options granted	9,701	$1.78
Options exercised	(187)	$1.11
Options expired/forfeited/cancelled	(129)	$1.46
Balance at September 30, 2026	32,567	$1.28	7.81	$2,929
Options exercisable at September 30, 2026	15,890	$1.19	6.73	$1,105
Options vested and expected to vest at September 30, 2026	32,567	$1.28	7.81	$2,929

	Number of RSUs Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per share)
Balance at December 31, 2025	315	$1.50
RSUs forfeited	—	$—
RSUs vested	(67)	$1.50
Balance at September 30, 2026	248	$1.50

A summary of activity of the 2012 Plan, and the 2018 inducement option (which was issued to a Lineage executive outside of all equity plans), is as follows (in thousands, except per share amounts):

	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price (per share)
Balance at December 31, 2025	7,971	$1.86
Options exercised	(33)	$0.79
Options expired/forfeited/cancelled	(217)	$2.60
Balance at September 30, 2026	7,721	$1.84

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Stock-based Compensation Expense

Operating expenses within the condensed consolidated statements of operations include stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$269	$179	$716	$531
General and administrative	1,434	1,020	$3,760	$3,123
Total stock-based compensation expense	$1,703	$1,199	$4,476	$3,654

As of September 30, 2026, total unrecognized compensation costs related to unvested stock options under all equity plans were $13.9 million, which is expected to be recognized as expense over a weighted average period of approximately 2.6 years for stock options. The current outstanding RSUs do not require amortization as of September 30, 2026.

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

The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2026. The warrants were deemed to be anti-dilutive for the three and nine months ended September 30, 2025, and therefore no diluted loss per share computation is presented for the prior year periods:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net income attributable to Lineage - basic EPS	$4,232	$902
Adjustment to remove income impact for assumed conversion of dilutive warrants (change in fair value of warrant liability)	(11,944)	(23,711)
Net loss attributable to Lineage - diluted EPS	$(7,712)	$(22,809)

Basic weighted-average common shares used to compute net income (loss) per common share	252,907	249,174
Plus incremental shares from assumed conversion of dilutive warrants	6,168	12,043
Diluted weighted-average common shares used to compute net loss per common share	259,075	261,217

Net income (loss) per common share attributable to Lineage:
Basic	$0.02	$—
Diluted	$(0.03)	$(0.09)

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following common share equivalents were excluded from the computation of diluted net loss per common share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2026	2025
Stock options	40,288	32,292
Restricted stock units	248	334
Warrants (1)	—	41,097

(1)
The warrants outstanding for the three and nine months ended September 30, 2026 were deemed to be dilutive, and therefore included in the computation of diluted net loss per common share.

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

Lineage recorded income tax expense of $0.5 million for the three and nine months ended September 30, 2026, compared with zero income tax expense or benefit for the corresponding periods in 2025. The expense primarily consisted of deferred tax expense related to the utilization of the Israeli subsidiary’s net operating loss (“NOL”) carryforwards.

The Company’s income tax provision and effective tax rate may fluctuate from period to period as a result of several factors, including fluctuations in foreign currency exchange rates. Significant or unexpected movements in foreign currency exchange rates could adversely affect the Company’s income tax expense and effective tax rate in future periods.

13. Commitments and Contingencies

Real Property Leases

Lineage Lease

In May 2019, Lineage entered into a lease for approximately 8,841 square feet of rentable space in an office park in Carlsbad, California. The lease was amended in December 2022 and again in September 2025. Under the amendment entered into in September 2025, the term of the lease was extended for 36 months commencing on April 1, 2026, and commencing on December 1, 2025, the monthly base rent was reduced from $26,700 to $24,800, subject to 3% annual increases and rent will be abated for April 2026 through July 2026. As security for the performance of its obligations under the lease, Lineage provided the landlord a security deposit of $17,850, which is included in deposits and other long-term assets on the condensed consolidated balance sheet as of September 30, 2026.

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

In connection with the termination of the above sublease, Lineage entered into a new sublease in December 2025 for approximately 1,674 square feet of rentable industrial space in San Diego, California, for a 38-month term that commenced in February 2026. The base rent is $5,189 per month, plus a 4% management fee, for the first twelve months with an annual increase of 3.5%, with rent abatements in March 2026 and February 2027. As security for the performance of its obligations under the sublease, Lineage provided the landlord with a security deposit of $10,378, which is included in deposits and other long term assets, on the condensed consolidated balance sheet as of September 30, 2026.

CCN Leases

As of September 30, 2026, CCN leases approximately 2,096 square meters (approximately 22,600 square feet) of combined office and laboratory space in Jerusalem, Israel under a master lease, as amended, that expires December 31, 2027. Cumulative base rent and construction allowance payments are approximately 165,000 Israeli New Shekels (“ILS”) per month (approximately $54,000 as of September 30, 2026), excluding any future rent escalations, and includes options to extend the lease term for five years. The U.S. dollar value of the ILS denominated base rent and construction allowance payments fluctuates based upon currency exchange rates. In addition to base rent, CCN pays a pro-rata share of real property taxes and certain costs related to the operation and maintenance of the building in which the leased premises are located, including parking usage fees. These pro-rata charges are expensed as incurred and excluded from the calculation of the ROU assets and lease liabilities.

CCN has security deposits denominated in ILS with the landlord for this master lease which are classified as restricted cash during the term of the lease. The U.S. dollar value of the ILS denominated security deposits fluctuates based upon currency exchange rates and was $547,000 as of September 30, 2026, which is included in deposits and other long-term assets on the condensed consolidated balance sheet.

Supplemental Information – Leases

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$737	$927
Operating cash flows from finance leases	$3	$5
Financing cash flows from finance leases	$31	$44

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$272	$807
Finance leases	$—	$—

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	September 30, 2026	December 31, 2025
Operating leases
Right-of-use assets	$1,696	$2,131

Right-of-use lease liabilities, current	$954	$816
Right-of-use lease liabilities, noncurrent	1,036	1,534
Total operating lease liabilities	$1,990	$2,350

Finance leases
Right-of-use assets	$226	$221
Accumulated amortization	(192)	(158)
Right-of-use assets, net	$34	$63

Right-of-use lease liabilities, current	$33	$37
Right-of-use lease liabilities, noncurrent	6	32
Total finance lease liabilities	$39	$69

Weighted average remaining lease term
Operating leases	1.9 years	2.4 years
Finance leases	1.1 years	1.7 years

Weighted average discount rate
Operating leases	5.9%	6.0%
Finance leases	7.2%	7.2%

Future minimum lease commitments are as follows as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$280	$9
2027	1,230	31
2028	469	—
2029	115	—
Total lease payments	2,094	40
Less imputed interest	(104)	(1)
Total	$1,990	$39

Operating lease expense was $0.3 million and $0.9 million for each of the three and nine months ended September 30, 2026 and 2025, respectively.

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

The terms of the grants under the Innovation Law generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel. The know-how developed thereunder may not be transferred outside of Israel unless prior written approval is received from the IIA. Transfer of IIA-funded know-how outside of Israel is subject to approval and payment of a redemption fee to the IIA calculated according to formulas provided under the Innovation Law. In November 2021, the IIA research committee approved an application made by CCN with respect to the grant of an exclusive license and transfer of the technological know-how for OpRegen to Roche. Under the provisions for the redemption fee, Lineage paid the IIA approximately 24.1% of each of the $50.0 million upfront payment and the $5.0 million milestone payment it received under the Roche Agreement, or $12.1 million and $1.2 million, respectively, and is obligated to pay the IIA approximately 24.1% of any milestone and royalty payments which may be received under the Roche Agreement, up to an aggregate cap on all payments, such cap growing over time via interest accrual until paid in full. As of September 30, 2026, the aggregate cap amount was approximately $97.7 million. In accordance with obligations under the Innovation Law, Lineage continues to fund CCN to pay the downstream payments to the IIA.

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

Second Amendment to Clinical Trial and Option Agreement and License Agreement with Cancer Research UK

In May 2020, Lineage and Asterias entered into a Second Amendment to the Clinical Trial and Option Agreement (the “Second CTOA Amendment”) with Cancer Research UK (CRUK) and Cancer Research Technology (“CRT”). The Second CTOA Amendment amended the initial agreement and the first amendment to the Clinical Trial and Option Agreement, each of which is dated September 8, 2014, between Asterias, CRUK and CRT. Pursuant to the Second CTOA Amendment, Lineage assumed all obligations of Asterias and exercised early its option to acquire data generated in the Phase 1 clinical trial of VAC2 in non-small cell lung cancer being conducted by CRUK. Lineage and CRT effectuated the option by simultaneously entering into a license agreement (the “CRT License

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Agreement”) pursuant to which Lineage paid a signature fee of £1,250,000 (approximately $1.6 million based upon exchange rates in effect when the fee was paid).

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

WDI Collaboration

In August 2025, Lineage and WDI entered into a research collaboration agreement (the “RCA”) to advance the preclinical development of ReSonance (ANP1) for the treatment of hearing loss (the “Project”). WDI has agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the RCA, a portion of which has been expended to date for activities conducted in accordance with a schedule of planned activities and budget agreed to by the parties (the “RCA Budget”). The main objective of the RCA is for the parties to complete a preclinical phase achieving readiness to progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the RCA. The nature and scope of the Project, and the RCA Budget, are dynamic and actual program activities and costs may vary during the term from the originally planned activities. Lineage may incur costs in excess or below the original RCA Budget, and any actual program costs incurred that are below the funding designated to Lineage will not result in additional cash inflows to Lineage.

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

Other Contingent Obligations

We have obligations under license agreements and grants received from government entities to make future payments to third parties, which become due and payable on the achievement of certain development, regulatory and commercial milestones or on the sublicense of our rights to another party. These commitments include sublicense fees, milestone payments, redemption fees and royalties. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon the future achievement of certain development and regulatory milestones. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone or royalty payment received in respect of IIA-funded programs. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products. As of September 30, 2026, we have not included these commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

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

Indemnification

In the normal course of business, Lineage may agree to indemnify and reimburse other parties, typically clinical research organizations, investigators, clinical sites, and suppliers, for losses and expenses suffered or incurred by the indemnified parties arising from claims of third parties in connection with the use or testing of Lineage’s product candidates and services. Indemnification could also cover third party infringement claims with respect to patent rights, copyrights, or other intellectual property pertaining to Lineage products and services. The terms of these indemnification agreements generally continue in effect after the termination or expiration of the particular research, development, services, or license agreement to which they relate. In addition, Lineage has entered into indemnification agreements with its officers and members of its board of directors that will require Lineage, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as officers or directors. The potential future payments Lineage could be required to make under the indemnification agreements described in this paragraph will generally not be subject to any specified maximum amount. Generally, Lineage has not been subject to any material claims or demands for indemnification. Lineage maintains liability insurance policies that are intended to limit its financial exposure under certain of the indemnification agreements described in this paragraph. Lineage has not recorded any liabilities for these agreements as of September 30, 2026 or December 31, 2025.

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

LINEAGE CELL THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14. Subsequent Events

Acquisition of NeuroAirmid Therapeutics, Inc.

On November 12, 2026, the Company acquired NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), by acquiring all of the outstanding common stock of NeuroAirmid from its stockholders (the “Sellers”). At the closing of the NeuroAirmid acquisition, Lineage (i) paid $2.4 million in cash to the Sellers, (ii) issued an aggregate of 2.2 million Lineage common shares to the Sellers (which was calculated by dividing $2.1 million by the volume-weighted average price of Lineage common shares over the 20 trading days ending two days before the closing), (iii) paid $0.2 million into an expense fund for use by the Sellers’ representative, and (iv) paid an aggregate of $1.7 million to satisfy NeuroAirmid’s obligations to third parties. Due to the timing of the acquisition, the Company is currently unable to reasonably estimate the financial statement effects of the transaction.

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

Our development programs are based on our proprietary, in-house, cell-based manufacturing platform, which we call AlloSCOPE™ (Allogeneic, Scalable, Consistent, Off-the-shelf, Pluripotent Cell Engineering), and supported by our associated development, formulation, manufacturing, and delivery capabilities. The AlloSCOPE platform is based on a patented and proprietary differentiation and production modality from which, i) a single, well-characterized pluripotent cell line can create a stable current Good Manufacturing Practice (cGMP) master cell bank (MCB), ii) a vial from our MCB can create a cGMP working cell bank (WCB), and iii) a vial from our WCB can create several hundred to many thousand vials of a final, allogeneic cell-based product, ready for patient dosing. This process can confer consistent, cost-effective, and scalable cell-based production. Importantly, the AlloSCOPE platform can be applied across multiple programs, which we believe could offer advantages in the pursuit of commercially successful, allogeneic and “off the shelf” cell therapies. In some instances, we also introduce a proprietary “thaw-and-inject” formulation into our product profiles, which allows for rapid dosing and “immediate use” of our cells. This formulation technology can greatly reduce the lengthy dose preparation steps often associated with certain cell therapy programs. AlloSCOPE “5D” is an application of our AlloSCOPE platform, with the goal of generating large-scale production of pre-differentiated cells with reduced manipulation and passaging, and has been deployed across selected preclinical programs to date.

Our business strategy aims to efficiently leverage our AlloSCOPE platform and our development and manufacturing expertise to create a pipeline of related but discrete cell-based assets, some of which we may advance internally toward commercialization and some of which we may seek to partner during early or late development, if we believe doing so will enhance their probability of success and add value to Lineage and our shareholders. In some cases, the cells we manufacture or plan to manufacture have a clear clinical precedent from cadaveric sources, such as the use of corneal endothelial cells to improve vision in patients with Fuchs’ corneal dystrophy or the well-established use of islet cells to achieve insulin independence in patients with Type 1 Diabetes, each indication already having approved products or procedures in certain jurisdictions. In other cases, the utility of replacing a specific cell or related cells still needs to be established. The manufacturing of all of our product candidates is based on our core AlloSCOPE platform, and utilize our extensive expertise in the directed differentiation and scalable production of pluripotent cells into discrete cell types of the human body.

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

•
HUNT1, a pluripotent stem cell derived clinical-stage neural cell therapy program currently in Phase 1b/2a clinical study for the treatment of Huntington’s Disease (HD).
•
OPC1, an allogeneic oligodendrocyte progenitor cell therapy currently in Phase 1/2a clinical development for the treatment of spinal cord injuries (SCI).
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
•
ILT1, a program intended to support the large-scale production of undifferentiated pluripotent cells, which if successful and applied to islet cell differentiation, could support a cell transplant treatment candidate for Type 1 Diabetes (T1D).
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

In May 2026, Roche and Genentech presented encore data from the Phase 1/2a study featured at Foundation Fighting Blindness’ Retinal Therapeutics Innovation Summit 2026. Highlights include that (i) gains in best corrected visual acuity (BCVA) in patients in Cohort 4 (less advanced GA than in other cohorts) measured at month 12 remain evident through month 36; (ii) improvement in BCVA and outer retinal structure in patients with extensive OpRegen bleb coverage of their GA area was greater than in patients with limited coverage and persisted through month 36; (iii) in those patients who received extensive coverage of OpRegen cell therapy across their GA lesion (n=5), the mean change in BCVA was +9.0 letters for those completing 3-year follow-up (compared to +7.4 letters at 24 months) (Early Treatment Diabetic Retinopathy Study (ETDRS) assessment) and (iv) quantitative analysis of OCT imaging suggests evidence of partial restoration of the retina, including regions with re-appearance of an RPE layer and features associated with recovery of photoreceptors.

As previously reported, in the Phase 1/2a study, OpRegen has demonstrated the potential to slow, stop or reverse disease progression in GA secondary to AMD and these results, which were present at 12 months, have persisted through 24 and 36 months following a single administration of OpRegen. The Phase 1/2a study was an open-label, single-arm, multicenter, dose-escalation trial evaluating a single administration of OpRegen. The investigational product was delivered subretinally in patients with bilateral GA. Patient enrollment completed in November 2020, with 24 patients recruited into four cohorts. The first three cohorts enrolled only legally blind patients with a BCVA of 20/200 or worse. Cohort 4 enrolled 12 patients with impaired vision (BCVA from 20/65 to 20/250 with smaller mean areas of GA). Cohort 4 also included patients treated with a new “thaw-and-inject” formulation of OpRegen, which could be shipped directly to sites and used immediately upon thawing. The primary objective of the study was to evaluate the safety and tolerability of OpRegen as assessed by the incidence and frequency of treatment-emergent adverse events. Secondary objectives evaluated the preliminary activity of OpRegen treatment by assessing the changes in ophthalmological parameters measured by various methods of primary clinical relevance. Long-term follow-up of patients in this study is currently ongoing.

HUNT1 Program for Huntington’s Disease

On November 12, 2026, we acquired NeuroAirmid Therapeutics, Inc. (“NeuroAirmid”), by acquiring all of the outstanding common stock of NeuroAirmid from its stockholders (the “Sellers”).

In connection with the acquisition, NeuroAirmid entered into an Amended and Restated Exclusive License Agreement, effective November 12, 2026 (the “License Agreement”), with The Regents of the University of California (“The Regents”), related to a pluripotent stem cell derived, clinical-stage neural cell therapy program, (hNSC-01), which we call HUNT1, for the treatment of Huntington’s Disease (HD).

HD is a rare, inherited and progressive neurodegenerative disorder caused by a mutation in the HTTgene. The disease results in the progressive dysfunction and loss of neurons, with particularly pronounced effects in the striatum, a region of the brain involved in movement, cognition and behavior. HD is characterized by progressive motor impairment, cognitive decline, and psychiatric and behavioral symptoms, which can ultimately result in significant loss of independence. Symptoms most commonly emerge during adulthood and progressively worsen over time. HD causes deterioration in a person’s physical, mental, and emotional abilities, usually during their prime working years, and currently has no cure. Most individuals start developing symptoms during adulthood, between the ages of 30 to 50, but HD can also occur in children and young adults (known as juvenile HD or JHD). Most persons with HD experience problems with thinking, behavior, and movements. Symptoms usually worsen over the course of 10 to 25 years and affect the ability to reason, walk, and talk. People with advanced HD need full-time care to help with their day-to-day activities, and they ultimately succumb to pneumonia, heart failure or other complications. The symptoms of HD are sometimes described as having ALS, Parkinson’s and Alzheimer’s – simultaneously. Approximately 41,000 people in the United States are symptomatic with HD, while more than 200,000 are estimated to be at risk of inheriting the disease. There is currently no disease modifying treatment or cure for HD, and available therapies are primarily focused on managing symptoms. For more information, please visit: The Huntington’s Disease Society of America.

HUNT1(hNSC01) is currently being evaluated in a Phase 1b/2a clinical study known as the REGEN4HD clinical study (ClinicalTrials.gov ID NCT07451613). The REGEN4HD clinical study is evaluating the safety and tolerability of a single dose, one-time administration of HUNT1 (hNSC01) for the treatment of HD. Up to 21 patients will be enrolled across 5 planned cohorts, which will evaluate various doses of hNSC01. Phase 1b of the REGEN4HD study will enroll up to 12 patients, across 4 cohorts (Cohorts A – D), at dose escalations of 2 million, 4 million, 8 million and 16 million cells. Phase 2a of the REGEN4HD study will enroll up to 9 patients (Cohort 2A), with a maximum tolerated dose to be determined from Phase 1b of the clinical study. The first 3 Cohort A patients will undergo unilateral administration of hNSC01, with an option to undergo a similar transplant following approval from the study’s Data Safety Monitoring Board (DSMB). The primary safety outcome measure is the number of participants with treatment-related adverse events, after 6 and 12 weeks following dosing. Safety is assessed 6 weeks following each surgery for Cohort A patients, and at 12 weeks following surgeries for each Cohort B - D patients. Secondary outcome measures at 12 months following treatment include: change in Total Motor Score (TMS); changes in functional imaging and structural Magnetic Resonance Imaging (MRI); changes in cerebrospinal fluid neurofilament light chain (NfL), a biomarker associated with neuronal injury and neurodegeneration; changes in plasma neurofilament light chain (NfL); changes in proenkephalin (PENK) in CSF; changes in cognitive function measured using the Mini-Mental State Examination (MMSE) and Stroop Word Reading Test; changes in Total Functional Capacity (TFC); and changes in behavioral symptoms associated with Huntington’s disease, measured using the Problem Behaviors Assessment–short version.

The HUNT1(hNSC01) program has progressed into clinical development with the support of $16 million of translational funding from the California Institute for Regenerative Medicine (“CIRM”). The REGEN4D clinical study is being supported by a CIRM award of up to $12 million issued in April 2026, of which Lineage is responsible for paying up to $3.1 million over the term of the grant, which is expected to be through February 2030, in respect of a co-funding obligation that Lineage assumed in connection with the acquisition of NeuroAirmid, replacing CIRM’s co-funding arrangement. Lineage will assume responsibility for clinical development of the HUNT1(hNSC01) program following completion of the REGEND4HD clinical study, as well as for all future cell manufacturing, process development, scale up and optimization activities, potentially utilizing aspects of its proprietary AlloSCOPE cell manufacturing platform.

The mechanism of action underlying HUNT1 administration for the treatment of HD has been extensively studied in vivo, with established and proven differentiation, established release of trophic factors, the reduction of pathologies, and the reversal of some transcriptional dysregulation. The unique properties of HUNT1, upon stereotactic intrastriatal administration has been extensively studied in vivo in models of HD. These cells were shown to undergo differentiation, into striatal neurons of different phenotypes, while showing measurable release of trophic factors that are critical for cellular health; with a clear reduction of pathologies, and the reversal of some transcriptional dysregulation that is commonly seen in HD. The preclinical efficacy of HUNT1 intrastriatal administration was demonstrated in: (i) 9-month engraftment and durability; (ii) the expression of neuronal markers 8 months post-administration; (iii) the expression of brain-derived neurotrophic factor and the reduction mutant HTT accumulation; and a favorable safety profile; and (iv) no adverse events related in pivotal GLP tumorgenicity and toxicity studies. Additionally, HUNT1 cells demonstrated engraftment, survival and safety in non-human primates.

At the closing of the NeuroAirmid acquisition, Lineage (i) paid $2.4 million in cash to the Sellers, (ii) issued an aggregate of 2.2 million Lineage common shares to the Sellers (which was calculated by dividing $2.1 million by the volume-weighted average price of Lineage common shares over the 20 trading days ending two days before the closing), (iii) paid $0.2 million into an expense fund for use by the Sellers’ representative, and (iv) paid an aggregate of $1.7 million to satisfy NeuroAirmid’s obligations to third parties. Lineage also agreed to pay up to the following amounts to the Sellers and in respect of obligations of NeuroAirmid at the closing: (a) up to $5.4 million on the first anniversary of the closing; (b) up to $48.0 million in the aggregate contingent upon achievement of specified clinical development and regulatory milestones relating to the HUNT1 program; and (c) for each sublicense, collaboration or other strategic transaction involving the HUNT1 program or for the sale of NeuroAirmid or the program, in each case that is completed before the tenth anniversary of closing and provides at least $5.0 million in qualifying proceeds to Lineage (which excludes contingent consideration, including earn-outs, milestones and royalties), the greater of (i) a low seven-figure dollar amount and (ii) a single digit percentage of those proceeds, which single-digit percentage increases depending on the program’s development stage at the time of the transaction. Lineage may pay up to approximately 50% of the value of each post-closing payment to the Sellers in Lineage common shares, with the balance payable in cash, subject to NYSE American limits on share issuances without shareholder approval. During specified periods of time, Lineage agreed to use commercially reasonable efforts to achieve certain of the milestones relating to the HUNT1 program.

The License Agreement

Under the License Agreement, NeuroAirmid and Lineage (which are together referred to as Lineage for purposes of this summary of the License Agreement) received an exclusive license under specified patent rights relating to neural stem cell compositions and methods to treat neurodegenerative disorders, and a nonexclusive license to associated technology, to develop, manufacture and commercialize licensed products for neurological diseases, injuries and disorders, drug testing and diagnostics, and commercial in vitro assay uses. The patent license covers territories where the licensed patent rights exist or may arise, and the associated technology license is worldwide. Lineage also received exclusive rights to use specified clinical trial data for regulatory filings, nonexclusive rights to use that data to develop and commercialize licensed products, and rights of reference to the investigational new drug application (“IND”) supporting the ongoing REGEN4HD clinical study and the related data pending transfer of IND sponsorship. IND sponsorship is to transfer to Lineage within six months after the last patient is dosed in the ongoing REGEN4HD clinical study, or earlier by agreement of the parties.

The Regents retain noncommercial research and educational rights, including rights to complete the ongoing REGEN4HD clinical study. Lineage also has rights to negotiate licenses to specified improvements and, if negotiations are unsuccessful, to accept terms offered to third parties before The Regents license those improvements to them. The licensed rights are subject to applicable CIRM requirements and provisions permitting The Regents to license certain undeveloped products to third parties if Lineage does not pursue development or sublicensing as required.

Lineage must pay quarterly royalties on net sales by Lineage and its sublicensees, determined by product and country, at percentages in the low single digits, with a higher rate while a licensed product is covered by a valid patent claim in the country of sale or manufacture and a lower rate when no such claim applies. Beginning in the calendar year after the first commercial sale, a single aggregate annual minimum royalty applies across licensed products. For products approved for an orphan disease, the minimum increases over the initial commercial years from the low-five figures to the mid-five figures annually; for other products, the minimum increases over the same period from the high-five figures to the mid-six figures annually. Minimum royalties are creditable against earned royalties for the calendar year in which paid.

Lineage must also pay The Regents a percentage of sublicensing income in the low double digits and must reimburse The Regents for patent prosecution and maintenance costs. Specified subsequent assignments to nonaffiliates would trigger a minimum assignment fee to The Regents in the low-six figures, plus an additional low-six figures fee for each $5 million of assignment consideration.

Lineage must diligently develop and commercialize licensed products, obtain regulatory approvals, comply with reporting and recordkeeping requirements, and maintain insurance and provide third-party indemnification, subject to specified exceptions. Remaining development objectives require diligent efforts to establish approved chemistry, manufacturing and controls manufacturing and a new cGMP cell bank within three years, dose a patient in a pivotal trial supporting a biologics license application within eight years, and submit a marketing application within 15 years after the License Agreement’s effective date. Failure to satisfy diligence requirements may result in termination or conversion of the exclusive license to a nonexclusive license following notice and an opportunity to cure.

Unless earlier terminated, the patent license continues until expiration or abandonment of the last licensed patent rights, and the associated technology and clinical trial data licenses continue for 25 years after the first commercial sale of a licensed product in the United States or Europe. Upon expiration, but not earlier termination, the licenses convert to perpetual, irrevocable, fully paid-up, royalty-free, nonexclusive licenses if all amounts due have been paid. In addition to customary termination rights, The Regents may terminate for a breach not cured within 90 days after notice.

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

COR1 Program for Corneal Endothelial Disease

In March 2026, we announced the launch of our newest cell therapy program, COR1, a corneal endothelial cell (CEnC) therapy in preclinical development for the treatment of corneal endothelial disease. COR1 is a wholly owned preclinical asset which benefits from our existing ophthalmology and manufacturing expertise and which represents a natural next application of our technology platform.

In July 2026, we reported positive development progress with COR1. Utilizing our AlloSCOPE platform, we successfully achieved seamless precursor bioreactor-based 5D expansion and differentiation to support CEnC production which, together with a thaw-and-inject formulation, can offer a potentially superior product profile and meets our internal criteria for continued preclinical advancement. We recently applied our AlloSCOPE 5D manufacturing process to the COR1 program, which is intended to further reduce production costs. Lineage has also elected to advance the COR1 program into preclinical animal testing with initial preclinical data expected in the first quarter of 2027.

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

ReSonance Program for Hearing Loss

Our most advanced preclinical product candidate is ReSonance (ANP1), an allogeneic auditory neuron progenitor cell transplant, currently in preclinical development for the treatment of sensorineural hearing loss. In August 2025, we announced that we entered into the RCA with WDI to advance the preclinical development of ReSonance for the treatment of hearing loss. WDI agreed to fund up to $12 million in research collaboration costs over the approximate three-year term of the agreement, for activities conducted in accordance with a schedule of planned activities and budget agreed to by the parties (the “RCA Budget”). Under the RCA Budget, development activities are being jointly conducted and managed by Lineage and scientists from Eriksholm Research Centre, part of Oticon A/S, which is a subsidiary of the Demant Group and an affiliate of WDI, with approximately 65% of the original budget designated to reimburse Lineage for its allocation of work on the Project. Through September 30, 2026, Lineage has received approximately $3.2 million. The main objective of the agreement is for the parties to complete a preclinical phase achieving readiness to progress to human clinical trials under one or more separate clinical agreements, the terms of which would be negotiated in good faith before the expiration of the agreement. Following a scheduled Joint Scientific Committee (JSC), comprised of members from both partners, the JSC has approved the advancement of ReSonance preclinical development activities into the second year of the collaboration, following successful completion of all contemplated development activities planned in the first year of the collaboration. Lineage has successfully completed the manufacturing of the first batch of current Good Manufacturing (cGMP) Grade material, in addition to three engineering manufacturing runs, and completed the internal technology transfer from our R&D team to our cGMP team. The parties have also established a novel model of deafening to support ReSonance functional preclinical testing under the collaboration and are currently preparing for a meeting with the Danish Medicines Agency (DKMA) in the fourth quarter of 2026, to discuss development plans and seek scientific advice related to ReSonance development. See Note 13 (Commitments and Contingencies—Collaborations—WDI Collaboration) to our condensed consolidated interim financial statements included in this report for additional information.

Islet Program for Type 1 Diabetes

In September 2025, we announced the launch of ILT1, a new program employing AlloSCOPE 5D platform technology. AlloSCOPE 5D describes an application of AlloSCOPE with the goal of higher scale production of pre-differentiated cells with reduced manipulation and passaging. ILT1 is initially focused on addressing the challenges of large-scale production and aims to produce highly synchronized pluripotent cells, which if successful at a large scale could thereafter be applied to an islet cell differentiation process to ultimately support the production of allogeneic islet cells for a potential treatment for Type 1 Diabetes (T1D). This program is focused initially on expanding our existing AlloSCOPE platform to become capable of significantly greater production of undifferentiated pluripotent cells than our current capability, with the overall goal of establishing a production modality that can be applied to islet cell differentiation to ultimately support an islet cell production process from expansion through differentiation in a dynamic culturing system. We believe that if this approach is successful it could potentially solve a major hurdle to production and commercialization of an islet cell therapy product candidate.

We successfully continue to meet our internal milestones for the ILT1program, demonstrating a highly scalable and fully suspension-based process for generating undifferentiated pluripotent cells using one of our proprietary and in house cell lines. This initial work was successful at 0.5 liter scale and during 2026 we demonstrated development into a larger 3-liter scale. During 2026, we also successfully differentiated pluripotent stem cells into endodermal precursors on our AlloSCOPE 5D platform, which is the first and necessary step for all islet cell differentiation protocols. We believe these achievements support further and continued development and we may seek to apply these methods to one or more internal or partner-sourced hypo-immune or non hypo-immune cell lines, suitable to support potential islet cell differentiation and preclinical testing. We additionally may seek to apply insights and process improvements we have learned or may learn through this process to other cell transplant programs, including programs we may launch in the future.

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

The 2026 Iran War and the ongoing conflict and hostilities in the Middle East have increased the risk of interruptions to our operations in Jerusalem and to the clinical trial sites for the OpRegen GAlette study in Israel, including due to increased risk of delays in the delivery of supplies and/or equipment, power interruptions, absence of workforce due to military service, cyberattacks, disruptions to transportation and logistics infrastructure, interruption of utility and communications services, and other events beyond our control. As of the date of the filing of this report, our operations in Jerusalem have not been materially or adversely disrupted, and we are not aware of any material disruption to the clinical trial sites for the OpRegen GAlette study in Israel. However, the situation continues to remain volatile, and it is currently not possible to predict the scope, duration or severity of present or future regional instability or its effects on our operations in Jerusalem or on such clinical trial sites. See the risk factor in Item 1A. Risk Factors in Part I of the 2025 10-K titled, “All of our manufacturing operations currently are conducted at our facility in Jerusalem, Israel. Accordingly, political and economic conditions in Israel and war, cyberattacks, terrorist attacks or other armed conflicts involving Israel and the broader region could directly affect our business. Any event or condition that significantly disrupts our ordinary course of operations at our Jerusalem facility could harm our business and materially and adversely affect our financial condition and operating results.”

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

Critical Accounting Policies and Estimates

An accounting policy is deemed critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. See the discussion under the Critical Accounting Estimates heading in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 10-K and our audited financial statements and notes thereto for the year ended December 31, 2025 in Part II, Item 8 of the 2025 10-K for accounting policies and related estimates we believe are the most critical to understanding our condensed consolidated interim financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. The estimates and judgments involved in our accounting policies as described in our audited financial statements and notes thereto for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the nine months ended September 30, 2026.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

Revenues

The following table shows our revenues for the periods presented (amounts in thousands except percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Collaboration revenues	$1,349	$3,544	$(2,195)	(62)%	$3,867	$7,346	$(3,479)	(47)%
Royalties, license and other revenues	85	137	(52)	(38)%	361	602	(241)	(40)%
Total revenues	$1,434	$3,681	$(2,247)	(61)%	$4,228	$7,948	$(3,720)	(47)%

For the three months ended September 30, 2026, the $2.2 million decrease in total revenues as compared to the prior year was primarily attributable to collaboration revenues. This decrease was primarily due to the effect of: (i) a $1.2 million decrease attributable to the Roche Agreement driven by fewer services required in the current year, reflective of measured progress toward completion of the first performance obligation, and (ii) a $1.0 million decrease related to our agreement with WDI, primarily driven by fewer services provided in the current year as compared to the prior year.

For the nine months ended September 30, 2026, the $3.7 million decrease in total revenues as compared to the prior year was primarily attributable to a $3.5 million decrease in collaboration revenues and a decrease of approximately $0.2 million in royalty revenue. The decrease in collaboration revenues was primarily due to the net effect of: (i) an approximate $2.7 million decrease attributable to the Roche Agreement driven by fewer services required in the current year, reflective of measured progress toward completion of the first performance obligation, (ii) a $0.7 million decrease related to deferred revenue recognized in the prior year upon the termination of the license agreement with Immunomic Therapeutics, Inc., and (iii) a $0.1 million decrease related to our agreement with WDI.

Collaboration revenues may fluctuate from period to period based on changes in estimated costs to support our performance obligations. Under the collaboration agreements with Roche and WDI, delivery of goods and services is determined to be over time and revenue is recognized utilizing an input method of costs incurred over total estimated costs to complete the performance obligation. See Note 3 (Revenue) to our condensed consolidated interim financial statements included in this report for additional information.

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

The following table shows our operating expenses for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Cost of royalties	$5	$5	$-	0%	$5	$80	$(75)	(94)%
Research and development	3,818	3,271	547	17%	12,826	9,491	3,335	35%
General and administrative	4,925	4,191	734	18%	15,227	13,608	1,619	12%
Loss on impairment of intangible asset	—	—	—	---	—	14,840	(14,840)	(100)%
Total operating expenses	$8,748	$7,467	$1,281	17%	$28,058	$38,019	$(9,961)	(26)%

The following table shows the amount of our total research and development expenses allocated to our product candidates and potential product candidates for the periods presented (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amount		Percent of Total		Amount		Percent of Total
	2026	2025	2026	2025	2026	2025	2026	2025
OpRegen®	$645	$1,276	17%	39%	$2,797	$4,080	22%	44%
OPC1	865	1,028	23%	31%	3,155	2,843	25%	30%
ReSonance	1,166	649	30%	20%	3,360	2,122	25%	22%
COR1	572	81	15%	2%	1,496	81	12%	1%
ILT1	261	—	7%	0%	676	—	5%	0%
RND1	—	2	0%	0%	582	34	5%	0%
Other programs and non-program expenses	309	235	8%	8%	760	331	6%	3%
Total research and development expenses	$3,818	$3,271	100%	100%	$12,826	$9,491	100%	100%

Research and development expenses. For the three months ended September 30, 2026, the $0.5 million increase in research and development expenses as compared to the prior year was primarily driven by $0.8 million for our preclinical programs and other undisclosed programs, $0.5 million for our ReSonance program, partially offset by a $0.2 million decrease for our OPC1 program and a $0.6 million decrease for our OpRegen program.

For the nine months ended September 30, 2026, the $3.3 million increase in research and development expenses as compared to the prior year was primarily driven by $3.1 million for our preclinical programs and other undisclosed programs, $1.2 million for our ReSonance program, $0.3 million for our OPC1 program, partially offset by a $1.3 million decrease for our OpRegen program.

General and administrative expenses. For the three months ended September 30, 2026, the $0.7 million increase in general and administrative expenses as compared to the prior year was primarily attributable to a $0.3 million increase in personnel costs and a $0.4 million increase in stock-based compensation expense.

For the nine months ended September 30, 2026, the $1.6 million increase in general and administrative expenses as compared to the prior year was primarily attributable to an increase of approximately $1.0 million for personnel costs and $0.6 million for stock-based compensation expense.

Loss on impairment of intangible asset. In the second quarter of 2025, we abandoned the VAC platform and its related research and development efforts, and concluded the IPR&D asset had no alternative future use. Consequently, we derecognized the intangible asset and recorded a non-cash pre-tax impairment charge of $14.8 million within total operating expenses of the consolidated statement of operations. See Note 6 (Goodwill and Intangible Assets, net) and Note 13 (Commitments and Contingencies) to our consolidated financial statements included in this report for additional information. No comparable expense was recorded for the nine months ended September 30, 2026.

Other Income and Expenses, Net

The following table shows the amount of other income (expenses), net, for the periods presented (in thousands, except for percentages):

	Three Months Ended September 30,		Dollar Increase	Percent Increase	Nine Months Ended September 30,		Dollar Increase	Percent Increase
Other income (expenses)	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Interest income, net	$376	$366	$10	3%	$1,159	$1,298	$(139)	(11)%
Gain (loss) on marketable equity securities, net	(8)	6	(14)	(233)%	16	(1)	17	1700%
Change in fair value of warrant liability	11,944	(26,557)	38,501	145%	23,711	(36,992)	60,703	164%
Foreign currency transaction gain (loss), net	(284)	219	(503)	(230)%	430	1,666	(1,236)	(74)%
Other income (expense), net	—	—	—	---	(17)	(159)	142	89%
Total other income (expenses)	$12,028	$(25,966)	$37,994	146%	$25,299	$(34,188)	$59,487	174%

Interest income, net. For the three months ended September 30, 2026, the increase in interest income was de minimis, while for the nine months ended September 30, 2026, the decrease in interest income was attributable to lower interest rates, despite higher average cash and marketable debt securities balances.

Gain (loss) on marketable equity securities, net. We expect our net gain or loss on marketable equity securities to fluctuate each reporting period based on the changes in the market price of marketable equity securities held by us, which could impact our net income or loss reported in our condensed consolidated statements of operations for a particular reporting period. These marketable equity securities are carried at fair market value on our condensed consolidated balance sheet. See Note 4 (Marketable Securities) to our condensed consolidated interim financial statements included in this report for additional information regarding our marketable equity securities. For the three and nine months ended September 30, 2026 and 2025, the gains (losses) from holding marketable equity securities was de minimis and primarily related to changes in the fair market value of such securities during the respective periods.

Change in fair value of warrant liability. The liability-classified warrants issued in connection with the November 2024 registered direct offering (“November 2024 RDO”) are valued at each reporting period end date while the warrants are outstanding, and at the time of each warrant exercise, using a Black-Scholes option pricing model that maximizes the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. A significant increase or decrease in these inputs could result in significantly higher or lower fair value measurements. The changes in fair value of the liability-classified warrants are non-cash adjustments recorded in the condensed consolidated statements of operations and we expect this fair value to fluctuate each reporting period. For the three and nine months ended September 30, 2026 and 2025, the change in the fair value of the warrants was primarily driven by fluctuations in the Company’s common share price during these periods.

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

Other income (expenses), net. For the nine months ended September 30, 2026 and 2025, the change in other expense as compared to the prior year was related to the allocated transaction costs for warrants issued in connection with the second closing of the November 2024 RDO in January 2025; there was no comparable expense incurred during the nine months ended September 30, 2026.

Income Taxes

Under ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2025, Lineage released the valuation allowance associated with its Israeli subsidiary’s deferred tax assets based on sustained profitability and other positive evidence. Lineage continues to maintain a full valuation allowance against its U.S. and Singapore deferred tax assets due to the uncertainty of realizing future tax benefits from NOL carryforwards and other deferred tax assets in those jurisdictions. For the three and nine months ended September 30, 2026, Lineage recorded income tax expense of $0.5 million, compared to zero income tax expense or benefit for the same periods in 2025. The increase was primarily attributable to deferred tax expense resulting from the expected utilization of NOL carryforwards by the Israeli subsidiary in 2026. Lineage maintained a full valuation allowance against the Israeli subsidiary’s net deferred tax assets until the fourth quarter of 2025, which is when that valuation allowance was released. The income tax expense recorded in the third quarter of 2026 reflects the estimated year-to-date provision, including the effects of foreign currency fluctuations on projected Israeli taxable income and NOL utilization.

Liquidity and Capital Resources

Overview

As of September 30, 2026, we had $45.2 million in cash, cash equivalents and marketable securities, and our accumulated deficit was $466.1 million. For the nine months ended September 30, 2026, we incurred a loss from operations of $23.8 million and had negative cash flow from operations of $20.9 million. Since inception, we have incurred significant operating losses and we expect to continue to incur significant operating losses for the foreseeable future.

We have historically funded our operations primarily through proceeds from the sale of our common shares and securities exercisable for or convertible into our common shares, the sale of common stock of our former subsidiaries, research grants, revenues from collaborations, and royalties from product sales that are unrelated to our current cell therapy product candidates.

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash provided by (used in):
Operating activities	$(20,942)	$(14,041)
Investing activities	(3,513)	1,877
Financing activities	10,004	6,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	173	216
Net decrease increase in cash, cash equivalents, and restricted cash	$(14,278)	$(5,377)

Cash Used In Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $20.9 million, consisting of net income of $1.0 million, offset by $3.0 million in changes in operating assets and liabilities, and $19.0 million in non-cash adjustments. The net changes in operating assets and liabilities were primarily driven by $2.1 million in cash used for accounts payable and accrued liabilities and a $1.9 million decrease in deferred revenue, partially offset by $1.1 million in net cash provided by changes in accounts receivable and prepaid expenses and other current assets. Non-cash adjustments primarily consisted of a $23.7 million change in the fair value of the warrant liability, partially offset by $4.5 million in stock based compensation.

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

Cash Provided by (Used in) Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $3.5 million and primarily consisted of cash used to purchase U.S. Treasury securities, net of cash provided by proceeds from maturities of U.S. Treasury securities.

Cash provided by investing activities for the nine months ended September 30, 2025 was $1.9 million and primarily consisted of proceeds from maturities of U.S. Treasury securities.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $10.0 million and primarily consisted of net proceeds from the sale of common shares under our at-the-market offering program as well as proceeds from the exercise of options and warrants.

Cash provided by financing activities for the nine months ended September 30, 2025 was $6.6 million and consisted of net proceeds from the sale of our common shares and warrants in the November 2024 RDO, as well as proceeds from the exercise of options and warrants and net proceeds from the sale of common shares under our at-the-market offering program. These cash inflows were partially offset by principal payments for our financed insurance liability and principal payments for our finance lease liabilities.

Financial Obligations

Our financial obligations primarily consist of obligations to our licensors under license agreements, obligations related to grants received from government entities, including the Israel Innovation Authority (“IIA”), obligations under vendor contracts for research services and other purchase commitments with suppliers.

We have received grants under the Innovation Law and are required to pay royalties to the IIA from the revenues generated from the sale of product candidates and related services developed, in whole or in part pursuant to, or as a result of, a research and development program funded by the IIA. Under the Innovation Law, we are also required to pay redemption fees to the IIA. To date, through a series of separate grants beginning in 2007, CCN has received a total of $15.4 million from the IIA to support the OpRegen program. We are obligated to pay approximately 24.1% of any future payments we may receive under the Roche Agreement to the IIA, up to an aggregate cap on all payments to IIA, such cap growing over time via interest accrual until paid in full. As of September 30, 2026, the aggregate cap amount was approximately $97.7 million. Redemption fees due to the IIA under the Innovation Law are due upon receipt of any milestone payments and royalties received under the Roche Agreement. In December 2025, Lineage funded CCN to pay the IIA 24.1% of the $5.0 million received from Roche upon the achievement of the first milestone under the Agreement. As of September 30, 2026, we have not included any future financial obligations due to the IIA under the Innovation Law in the accompanying unaudited condensed consolidated balance sheet because the achievement and timing of the events that would require future payments to the IIA under the Innovation Law is not fixed and determinable. See Note 13 (Commitments and Contingencies) to our condensed consolidated interim financial statements included in this report for additional information.

Our obligations to licensors under license agreements and to other government entities under the terms of grants we have received require us to make future payments relating to sublicense fees, developmental, regulatory and/or commercial milestone payments, redemption fees, royalties and patent maintenance costs. Sublicense fees are payable to licensors or government entities when we sublicense underlying intellectual property to third parties; the fees are based on a percentage of the license-related revenue we receive from sublicensees. Milestone payments are due to licensors or government entities upon future achievement of certain developmental, regulatory and/or commercial milestones. Royalties are payable to licensors or government entities based on a percentage of net sales of licensed products or of products covered by the in-licensed intellectual property, including those related to the Roche Agreement. In January 2026, Lineage funded CCN to pay Hadasit 21.5% of the $5.0 million received from Roche upon the achievement of the first milestone under the Roche Agreement. Patent maintenance costs are payable to licensors as reimbursement for the cost of maintaining licensed patents. Due to the contingent nature of the payments, the amounts and timing of payments to licensors under our in-license agreements and to government entities under the terms of grants we have received are uncertain and may fluctuate significantly from period to period. As of September 30, 2026, we have not included these future commitments on our condensed consolidated balance sheet because the achievement and timing of these events are not fixed and determinable.

As of September 30, 2026, under the terms of the leases for the facilities from which CCN and Lineage operate, a total of $1.8 million of rent payments will become due, of which $0.2 million will become due in the remainder of 2026.

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

In March 2026, we received $5.4 million in proceeds from the exercise of warrants issued in our November 2024 RDO. We may receive up to an additional $30.2 million in gross proceeds upon the full cash exercise of the warrants we issued to the investors in the November 2024 RDO. However, no assurances can be given as to the extent to which additional warrants will be exercised. As of September 30, 2026, $55.4 million remained available for sale under our at-the-market offering program. See Note 10 (Shareholders’ Equity) to our condensed consolidated interim financial statements included in this report for additional information regarding our at-the-market offering program.

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

We believe that our $45.2 million in cash, cash equivalents and marketable securities at September 30, 2026, will be sufficient to fund our planned operations through at least twelve months from the issuance date of our condensed consolidated interim financial statements included elsewhere in this report. We believe we will meet our longer-term expected future cash requirements and obligations with our current cash and cash equivalents, marketable securities, milestone and other payments we expect to receive under our collaboration agreements, and proceeds we receive from sales of our common shares under our at-the-market offering program.

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

Item 3. Defaults Upon Senior Securities

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

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Exhibit Number	Filing	Filing Date	File No.
3.1	Restated Articles of Incorporation, as amended	3.1	10-Q	November 9, 2023	001-12830
3.2	Certificate of Ownership	3.1	8-K	August 12, 2019	001-12830
3.3	Second Amended and Restated Bylaws	3.1(a)	8-K	June 13, 2024	001-12830
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAGE CELL THERAPEUTICS, INC.

Date: November 12, 2026	/s/ Brian M. Culley
Brian M. Culley
Chief Executive Officer
Date: November 12, 2026	/s/ Jill Ann Howe
Jill Ann Howe
Chief Financial Officer